Form 10-K
period 2024-09-30
Quipt Home Medical Corp.
filed 2024-12-16
CIK 1540013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2024

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File No. 001-40413

QUIPT HOME MEDICAL CORP.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1019 Town Drive

Wilder, Kentucky 41076

(Address of principal executive offices, including zip code)

Telephone (859) 878-2220

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, without Par Value	QIPT	The Nasdaq Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑	Emerging growth company	☑
Non-accelerated filer	☐	Smaller reporting company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting  common shares  held by non-affiliates of the registrant computed as of March 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing price of the registrant’s common shares on the Nasdaq Capital Market was $153,207,393.

There were 43,091,273 common  shares of the registrant outstanding as of December 11, 2024.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed within one hundred and twenty days of the fiscal year ended September 30, 2024 (2025 Proxy Statement), are incorporated by reference into Part III of this report to the extent described herein.

FORM 10-K TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including Management’s Discussion and Analysis (“MD&A”) in Item 7, contains certain “forward-looking information” within the meaning of Canadian securities legislation and “forward-looking statements” within the meaning of applicable securities legislation, including the US Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based upon the current beliefs, expectations, and assumptions regarding the future of its business, future plans and strategies, and other future conditions of the Company. Forward-looking statements can be identified by the words such as “expect”, “likely”, “may”, “will”, “would”, “could”, “should”, “continue”, “contemplate”, “intend”, or ”anticipate”, “believe”, “envision”, “estimate”, “expect”, “plan”, “predict”, “project”, “target”, “potential”, ”proposed”, “estimate” and other similar words, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussions of strategy. Forward-looking statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance, or other statements that are not statements of fact. Such forward-looking statements are made as of the date of this MD&A.

Forward-looking statements include, but are not limited to, statements with respect to: operating results; profitability; financial condition and resources;  anticipated needs for working capital;  liquidity; capital resources; capital expenditures; milestones; licensing milestones; potential acquisitions; information with respect to future growth and growth strategies;  anticipated trends in the industry in which the Company operates; the Company’s future financing plans; timelines;  currency fluctuations; government regulation; unanticipated expenses; commercial disputes or claims; limitations on insurance coverage; availability and expectations regarding cash flow to fund capital requirements; the product offerings of the Company; the competitive conditions of the industry; the competitive and business strategies of the Company; applicable laws, regulations, and any amendments thereof; statements relating to the business and future activities of, and developments related to, the Company, including such things as future business strategy, competitive strengths, goals, expansion and growth of the Company’s business, operations and plans; and other events or conditions that may occur in the future.

Forward-looking statements are based on the reasonable assumptions, estimates, analysis and opinions of the Company’s management made in light of its experience and its perception of trends, current conditions and expected developments, as well as other factors that management believes to be relevant and reasonable in the circumstances at the date that such statements are made, but which may prove to be incorrect. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable. The material factors and assumptions used to develop the forward-looking statements include, without limitation: the Company successfully identifying, negotiating and completing additional acquisitions; operating and other financial metrics maintaining their current trajectories, the Company not being impacted by any further external and unique events like the Medicare 75/25 rate cut and the Change Healthcare cybersecurity incident for the remainder of the calendar year and in 2025; the Company not being subject to a material change to it cost structure; the Company’s ability to successfully execute its growth strategies and business plan; the ability to successfully identify strategic acquisitions; the Company’s ability to realize anticipated benefits, synergies or generate revenue, profits or value from its recent acquisitions into existing operations; management’s perceptions of historical trends, current conditions and expected future developments; the ability of the Company to take market share from competitors; the Company’s ability to attract and retain skilled staff; market conditions and competition; the products, services and technology offered by the Company’s competitors; the Company’s ability to generate cash flow from operations; the Company’s ability to keep pace with changing regulatory requirements; the ongoing ability to conduct business in the regulatory environments in which the Company operates and may operate in the future; that the Company’s ability to maintain strong business relationships with its suppliers, service provides and other third parties will be maintained; the Company’s ability to fulfill prescriptions for services and products;  the anticipated growth of the niche market of home equipment and monitoring; the anticipated increase in demand for various medical products and equipment; demand and interest in the Company’s products and services; the ability to deploy up front capital to purchase monitoring and treatment equipment; anticipated and unanticipated costs;  the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; the general economic, financial market, regulatory and political conditions in which the Company operates and the absence of material adverse changes in the Company’s industry, regulatory environment or the global economy; and other considerations that management believes to be appropriate in the circumstances.

Forward-looking statements speak only as at the date they are made and are based on information currently available and on the then current expectations. A number of factors could cause actual events, performance, or results to differ materially from what is projected in the forward-looking statements. Readers are cautioned that forward-looking statements are not based on historical facts but instead are based on reasonable assumptions and estimates of management of the Company at the time they were provided or made and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, including, but not limited to, known and unknown risks, uncertainties, assumptions and other factors, including those listed under “Risk Factors”, which include: credit risks, market risks (including those related to equity, commodity, foreign exchange and interest rate markets), liquidity risks, operational risks (including those related to technology and infrastructure), and risks relating to reputation, insurance, strategy, regulatory matters, legal matters, environmental matters and capital adequacy. Examples of such risk factors include: significant capital requirements and operating risks; changes in law; the ability to implement business strategies, growth strategies and pursue business opportunities; state of the capital markets; the availability of funds and resources to pursue operations; decline of reimbursement rates; dependence on few payors; possible new drug discoveries; a novel business model; dependence on key suppliers; granting of permits and licenses in a highly regulated business; competition; difficulty integrating newly acquired businesses; low profit market segments; disruptions in or attacks (including cyber-attacks) on information technology, internet, network access or other voice or data communications systems or services; the evolution of various types of fraud or other criminal behavior; the failure of third parties to comply with their obligations; the impact of new and changes to, or application of, current laws and regulations; the overall litigation environment, including as it relates to the CID (defined below) received from the DOJ (defined below); increased competition; changes in foreign currency rates; risks relating to the deterioration of global economic conditions; increased funding costs and market volatility due to market illiquidity and competition for funding; critical accounting estimates and changes to accounting standards, policies, and methods; and the occurrence of natural and unnatural catastrophic events and claims resulting from such events, as well as other general economic, market and business conditions, among others, as well as those risk factors described under the heading “Risk Factors” elsewhere in this Annual Report on Form 10-K, and as described from time to time in documents filed by the Company with US and Canadian securities regulatory authorities. Although the Company has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. The Company provides no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements.

Readers are cautioned that the above list of cautionary statements and risk factors is not exhaustive. A number of factors could cause actual events, performance or results to differ materially from what is projected in forward-looking statements. The purpose of forward-looking statements is to provide the reader with a description of management’s expectations, and such forward-looking statements may not be appropriate for any other purpose. You should not place undue reliance on forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-looking statements are provided and made as of the date hereof, and the Company does not undertake any obligation to revise or update any forward-looking statements, except as required by applicable law. The forward-looking statements are expressly qualified in their entirety by this cautionary statement.

SUMMARY OF RISK FACTORS

The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report on Form 10-K, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:

Risks Related to Our Business and Industry

●	Reliance on relatively few suppliers for the majority of Quipt’s patient service equipment and supplies could adversely affect its ability to operate.
●	Supply chain disruptions and economy-wide labor shortages in the U.S. have negatively impacted, and may continue to negatively impact, Quipt’s businesses.
●	Quipt has been negatively impacted by inflation and rising interest rates.
●	Quipt’s business depends on its information systems, including software licensed from or hosted by third parties, and any failure or significant disruption or effective cyber-attack on any of these systems, security breaches or improper disclosure of or loss of data could materially affect our business, results of operations and financial condition.
●	Quipt’s financial performance is affected by continuing efforts by private third-party payors to control their costs, and if Quipt agrees to lower its reimbursement rates due to pricing pressures from such private third-party payors, Quipt’s financial condition and results of operations would likely deteriorate.
●	Quipt’s payor contracts are subject to renegotiation or termination, which could result in a decrease in Quipt’s revenue or profits.
●	Changes made by payors to the way they cover products supplied by Quipt could have an adverse impact on Quipt’s revenue and operations.
●	Changes in governmental or private payor supply replenishment schedules could adversely affect Quipt.
●	If Quipt fails to manage the complex and lengthy reimbursement process, its revenue, financial condition and results of operations could suffer.
●	Quipt may be adversely affected by consolidation among health insurers and other industry participants.
●	Quipt may be adversely affected if it is unable to maintain current levels of collectability and by the deterioration of the financial condition of Quipt’s payors and disputes with third parties could have a significant negative impact on its financial condition and results of operations.
●	If Quipt is unable to maintain or develop relationships with patient referral sources, its growth and profitability could be adversely affected.
●	Quipt experiences competition from numerous other sleep therapy equipment, home respiratory, and mobility equipment providers, and this competition could adversely affect its revenues and its business.
●	Changes in medical equipment technology and development of new treatments may cause Quipt’s current equipment or services to become obsolete.
●	Quipt’s operations involve the transport of compressed and liquid oxygen, which carries an inherent risk of rupture or other accidents with the potential to cause substantial loss and have involved the operation of medical gas facilities that are subject to federal and state regulations, which requires significant compliance oversight and expenses.
●	Quipt currently outsources, and from time to time in the future may outsource, a portion of its internal business functions to third-party providers, which has significant risks, and Quipt’s failure to manage these risks successfully could materially adversely affect its business, results of operations, and financial condition.
●	Quipt’s ability to successfully operate its business is largely dependent upon the efforts of key personnel of Quipt, including senior management, the loss of any of whom could negatively impact Quipt’s operations and financial results.
●	Quipt’s strategic growth plan, which has historically involved the acquisition of other companies, may not succeed.
●	Political and economic conditions, including significant global or regional developments such as economic and political events, international conflicts (including the ongoing war in Ukraine and in the Middle East), natural disasters and public health crises that are out of Quipt’s control, could adversely affect its revenue, financial condition and results of operations.
●	Quipt’s current insurance program is expensive to maintain and may expose it to unexpected costs and negatively affect its business, financial condition and results of operations, particularly if it incurs losses not covered by its insurance or if claims or losses differ from its estimates.
●	Potential conflicts of interest may arise.
●	Quipt conducts all of its operations through foreign subsidiaries.
●	Quipt’s revenue is generated from operations in the US and exposed to foreign exchange risk, which may negatively affect Quipt’s results of operations.

Risks Related to Regulation

●	Quipt’s revenue could be impacted by federal and state changes to reimbursement and other Medicaid and Medicare policies.
●	Quipt is subject to US federal and state healthcare fraud and abuse and false claims laws and regulations, the prosecutions under which have increased in recent years and Quipt may become subject to such litigation, and if Quipt is unable to comply or has not fully complied with such laws, it could face substantial penalties.
●	Failure by Quipt to successfully design, modify and implement technology-based and other process changes to maximize productivity and ensure compliance could ultimately have a significant negative impact on Quipt’s financial condition, reputation and results of operations.
●	If the Centers for Medicare & Medicaid Services (“CMS”) requires prior authorization or implements changes in documentation necessary for Quipt’s products, Quipt’s revenue, financial condition and results of operations could be negatively impacted.
●	Reimbursement claims are subject to audits by various governmental and private payor entities from time to time and such audits may negatively affect Quipt’s revenue, financial condition and results of operations.
●	Significant reimbursement reductions and/or exclusion from markets or product lines could adversely affect Quipt.
●	Failure by Quipt to maintain required licenses, permits and accreditation could impact its operations.
●	Legislative action or changes could adversely affect Quipt’s business, results of operations and financial condition.
●	Healthcare reform legislation could have a material impact on Quipt’s business, results of operations and financial condition.
●	Actual or perceived failures to comply with applicable data protection, privacy and security, and consumer protection laws, regulations, standards and other requirements could adversely affect Quipt’s business, results of operations and financial condition.
●	Quipt may be adversely affected by global climate change or by legal, regulatory or market responses to such change.

Risks Related to Our Financial Condition

●	If Quipt were required to write down all or part of its goodwill, its net earnings and net worth could be materially adversely affected.
●	Quipt may not be able to generate sufficient cash flow to cover required payments or comply with financial and operating covenants under its long-term debt and long-term operating leases.
●	Quipt may need additional capital to fund its operating subsidiaries and finance its growth, and Quipt may not be able to obtain it on acceptable terms, or at all, which may limit its ability to grow.
●	We will continue to incur significant increased expenses and administrative burdens as a result of being a public company, which could have a material adverse effect on Quipt’s business, financial condition and results of operations.

Risks Related to Our Securities

●	We may not be able to effectively maintain controls and procedures required by Section 404 of the Sarbanes-Oxley Act that are applicable to us.
●	We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies or smaller reporting companies may make our Common Shares less attractive to investors.
●	The change from foreign private issuer to U.S. domestic issuer effective as of October 1, 2024 may result in significant additional costs and expenses to us.
●	Fluctuations in the price of Quipt’s securities could contribute to the loss of all or part of your investment.
●	Because Quipt has no current plans to pay cash dividends on its Common Shares for the foreseeable future, you may not receive any return on investment unless you sell your Common Shares for a price greater than that which you paid for them.
●	Quipt’s normal course issuer bid program may have an impact that is not fully reflected in the current share valuation.

●	Provisions in our constating documents and under British Columbia law could make an acquisition of us, which may be beneficial to our shareholders, more difficult and may prevent attempts by our shareholders to replace or remove our current management.
●	Forward-looking statements may prove to be inaccurate which could have a material adverse effect on Quipt’s business, financial condition and results of operations.

PART I

Item 1. Business.

Company Overview

Quipt Home Medical Corp. and its subsidiaries (“Quipt” or the “Company”), is a provider of durable medical equipment (“DME”) / home medical equipment (“HME”) in the United States (“US”). The Company specializes in delivering effective in-home treatments for managing various chronic conditions, with a primary focus on respiratory diseases. The Company’s comprehensive solutions support patients dealing with heart and pulmonary diseases, sleep apnea, reduced mobility, and other chronic health challenges. Currently, the Company serves patients across 26 states in the US.

Quipt’s primary business objective is to create shareholder value by becoming one of the largest providers of in-home respiratory solutions in the US. This will be achieved through a dual strategy of driving organic growth in its core business and expanding its geographical footprint via strategic acquisitions of DME/HME providers. Quipt’s growth plan focuses on aggregating patients in existing or complementary markets, both through acquisitions and by capturing market share from competitors. Leveraging compliance technology, the company enhances patient compliance with ongoing training and follow-up, while streamlining the delivery and setup of equipment and devices to improve speed and ease for patients. Quipt expects to continue to be a solution to the rising healthcare costs in the US by offering more cost-effective home-based solutions while increasing the quality of life for patients dealing with respiratory diseases.

Quipt is an acquisitive company that follows a disciplined capital allocation strategy. The Company’s mergers and acquisitions (“M&A”) strategy is based on acquiring additional DME/HME providers that are synergistic to Quipt economies of scale. The Company generally seeks to acquire cash generating companies which lead to increased cash flows that are then re-invested to make additional new cash generating acquisitions. Quipt generally operates under a shared services model which results in obtaining cost efficiencies, technology improvements and synergies across the acquisitions and the various business units where possible. The Company is focused on the implementation of technology solutions for the acquired subsidiaries.

Corporate Information

Quipt was incorporated under the Business Corporations Act (Alberta) on March 5, 1997. Pursuant to a reverse take-over transaction completed on June 1, 2010 by way of a three-cornered amalgamation, the Company acquired all of the issued and outstanding shares in the capital of PHM DME Healthcare Inc. and changed its name to Patient Home Monitoring Corp. On December 30, 2013, pursuant to a Certificate of Continuance, the Company changed its jurisdiction of governance by continuing from Alberta into British Columbia. On December 21, 2017, pursuant to an arrangement under the provisions of Division 5 of Part 9 of the Business Corporations Act (British Columbia) (the “BCBCA”) involving the Company, Viemed Healthcare, Inc. and the securityholders of the Company, the Company completed a spin-out of Viemed Healthcare, Inc. and its operating businesses. In addition, on December 21, 2017, the Company completed an amalgamation, by way of vertical shortform amalgamation under the BCBCA, with its wholly owned subsidiary and the amalgamating company continuing as Patient Home Monitoring Corp. On May 4, 2018, the Company changed its name to Protech Home Medical Corp. On May 13, 2021, the Company changed its name from Protech Home Medical Corp. to Quipt Home Medical Corp. The Company’s head office is located at 1019 Town Drive, Wilder, Kentucky 41076, and its registered office is located at Suite 2700, 1133 Melville Street, Vancouver, British Columbia V6E 4E5. The Company’s common shares (“Common Shares”) are listed for trading on the Nasdaq Capital Market (“Nasdaq”) and the Toronto Stock Exchange (“TSX”), both under the symbol “QIPT”. Our website address is located at quipthomemedical.com and our investor relations website is located at quipthomemedical.com/investors. We file electronically with the U.S. Securities and Exchange Commission (the “SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The reports are also available at www.sec.gov.

Specialized Skills and Knowledge

The Company requires some of its employees to have specific skills, knowledge, and background to perform some key tasks and functions, such as patient care, patient set-up, etc. For example, the Company employs a team of respiratory therapists to provide these services. Each respiratory therapist is required to be state licensed, either as a Registered Respiratory Therapist and/or a Certified Respiratory Therapist. Additionally, the Company’s clinical team manages patients that use its services that range from nebulizers to invasive ventilation.

The Company also employs a team of Assistive Technology Professionals (“ATP”) who provide customized mobility and bath safety equipment for patients. Its ATPs are certified through NRRTS (National Registry of Rehabilitation Technology Suppliers) and RESNA (Rehabilitation Engineering and Assistive Technology Society of North America). Part of the ATP team has gone further in their education to receive certifications that allow them to specialize in areas within complex rehabilitation.

As the company is a US healthcare provider, it also requires employees in its revenue cycle management team to have specialized knowledge regarding processing claims and getting reimbursement for the products that the Company provides.

Competitive Conditions

The Company has physical operations in 26 states. The Company participates in a highly competitive market, which may become more competitive as new DME providers enter or existing DME providers merge with others. Certain competitors have vertically integrated manufacturing and services sectors of the market. Several large, national companies have operations and products and services offerings, as well as an acquisitive strategy similar to the Company, such as Lincare, Apria, Rotech, and Adapt Healthcare. Apart from the large national DME providers, the Company also faces competition from regional and local family-owned DME providers. While the Company is one of the top ten providers of DME/HME products and related services in the US, its current competitors may gain market share, and any new entrants, with greater financial and technical resources, may provide additional competition. Accordingly, there can be no assurance that the Company will be able to grow its operations organically to meet the competitive environment.

New Products

The Company continually explores and considers additional products and services that would complement the products and services already offered by its subsidiaries that would serve the current patient population and/or help the Company expand and enter into new segments and serve new patients in its existing service areas.

Significant Customers

For the years ended September 30, 2024 and 2023, the Company had no customers that accounted for 10% or more of its consolidated revenue. The Company earns revenues by seeking reimbursement from government agencies (such as Medicare and Medicaid) and private health insurance companies. With the Medicare program of the US government being the primary entity making payments for a significant portion of revenue, if the Medicare program were to slow payments of the Company receivables for any reason, the Company would be adversely impacted.

Changes to Contracts

CMS policies of health insurance for Medicare in the US may affect the amount of revenue the Company receives. Apart from Medicare reimbursement, the majority of the Company’s revenues are derived from the fee-for-service pricing guidelines set by numerous payors like private health insurance companies and other governmental agencies like Medicaid that it contracts with. These pricing guidelines are subject to change at the discretion of these payor contracts.

Employees

As of September 30, 2024, the Company had a total of approximately 1,200 employees. In addition, the Company has staff augmentation arrangements with global partners.

Foreign Operations

As at the date hereof, the Company conducts all of its operations through its subsidiaries, which operate exclusively in the US.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this report. These and other risks could materially adversely affect our business, revenue, financial condition and results of operations. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. See also “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K.

Risks Related to Our Business and Industry

Reliance on relatively few suppliers for the majority of Quipt’s patient service equipment and supplies could adversely affect its ability to operate.

Quipt currently relies on a relatively small number of suppliers to provide it with the majority of its patient service equipment and supplies. Significant price increases, or disruptions in the ability to obtain such equipment and supplies from existing suppliers, may force Quipt to use alternative suppliers. Additionally, any new tariffs, taxes, or other costs imposed on manufacturers of certain medical equipment could be passed on to customers, such as Quipt. Such manufacturers may be forced to make other changes to their products or manufacturing processes that are unacceptable to Quipt, resulting in a need to change suppliers. Any change in suppliers Quipt uses could cause delays in the delivery of such products and possible losses in revenue, which could adversely affect Quipt’s results of operations. In addition, alternative suppliers may not be available or may not provide their products and services at similar or favorable prices. The emerging nature of the market presents risks that suppliers may not be able to provide equipment to satisfy demand. Demand may outstrip supply, leading to equipment shortages. If Quipt cannot obtain the patient service equipment and supplies it currently uses, or alternatives at similar or favorable prices, Quipt’s ability to provide such products may be severely impacted, which could have an adverse effect on its business, financial condition, results of operations, cash flow, capital resources and liquidity. Conversely, incorrect demand forecasting could lead to excess inventory. The industry is subject to a high level of regulatory scrutiny, and government or manufacturer recalls could adversely affect Quipt’s ability to provide services and achieve revenue targets.

Inadequate supply could impair Quipt’s ability to attract new business and could create upward pricing pressure on equipment and supplies, adversely affecting margins for Quipt. Several equipment manufacturers are pursuing a strategy of vertical integration and should Quipt ever need to order equipment from those manufacturers, such equipment may not be available on favorable terms.

Supply chain disruptions and economy-wide labor shortages in the U.S. could negatively impact Quipt’s businesses.

Supply chain disruptions, such as materials and equipment shortages, shipping, logistics and other delays, might make it more difficult and costly for Quipt to obtain products or services from third parties. If these types of disruptions occur, they could have a material adverse effect on Quipt’s business, financial condition, results of operations and cash flows. Labor shortages may lead to a significant increase in competition throughout the industry to attract and retain talent and lead to increased labor costs.

Quipt’s failure to recruit and retain qualified employees, or to control its labor costs, could have a material adverse effect on its business, financial position, results of operations, and cash flows.

While Quipt seeks to mitigate any cost increases, labor impacts and supply chain delays and shortages, these efforts may not be successful and Quipt could experience adverse impacts due to such factors. Quipt cannot predict the extent of these factors or other future increases in operating costs. To the extent such costs continue to increase, Quipt may be prevented, in whole or in part, from passing such cost increases through to its existing and prospective customers, or Quipt’s customers may seek other competitive sources due to supply chain delays, which could have a material adverse impact on Quipt’s business, financial position, results of operations and cash flows.

Quipt has been negatively impacted by inflation and rising interest rates.

Increases in inflation have had, and may continue to have, an adverse effect on Quipt. Current and future inflationary effects may be driven by, among other things, general inflationary cost increases, supply chain disruptions and governmental stimulus or fiscal policies. The cost to manufacture and distribute the equipment and products that Quipt provides to patients is influenced by the cost of materials, labor, and transportation, including fuel costs. Quipt continues to experience inflationary pressure and higher costs as a result of the increasing cost of materials, labor and transportation. The increase in the cost of equipment and products is due in part to a shortage in the availability of certain products, the higher cost of shipping, and general inflationary cost increases. Additionally, it is not certain that Quipt will be able to pass increased costs onto customers to offset inflationary pressures. Continuing increases in inflation could impact the overall demand for Quipt’s products and services, its costs for labor, equipment and products, and the margins it is able to realize on its products, all of which could have an adverse impact on Quipt’s business, financial position, results of operations and cash flows. In addition, future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing, workforce wage pressure, and other operational overhead could adversely affect Quipt’s financial results. Although there have been recent increases in inflation, Quipt cannot predict whether these trends will continue.

Inflationary increases may result in higher interest rates, which in turn may result in higher interest expense related to variable rate indebtedness. Future increases in inflation may result in higher interest rates which could increase interest expense related to Quipt’s variable rate indebtedness and any borrowings it may undertake to refinance existing fixed rate indebtedness. Higher interest rates also impact the discount rate used in the valuation of intangible assets, including goodwill, and the impact on the discount rate could result in additional impairment charges for such assets. In addition, there can be no assurance that we will be able to refinance our credit facility upon maturity, or that any such refinancing would be on terms as favorable as the terms of the existing facility. If we are unable to refinance the term loan at maturity or are only able to do so at higher interest rates, our interest expense would increase, and the amount of our cash flow and our financial condition could be adversely affected.

Quipt’s business depends on its information systems, including software licensed from or hosted by third parties, and any failure or significant disruption or effective cyber-attack on any of these systems, security breaches or improper disclosure of or loss of data could materially affect our business, results of operations and financial condition.

Quipt’s business depends on the proper functioning and availability of its computer systems and networks. Quipt relies on an external service provider to provide continual maintenance, upgrading and enhancement of various information systems used by Quipt for its operational needs. Quipt licenses third-party software that supports intake, personnel scheduling and other human resources functions, office clinical and centralized billing and receivables management in an integrated database, enabling Quipt to standardize the care delivered across its network of locations and monitor its performance and consumer outcomes. Quipt also uses various third-party software providers for its order processing and inventory management platform. To the extent that its third-party providers fail to support, maintain and upgrade such software or systems, or if Quipt loses its licenses with third-party providers, the efficiency of Quipt’s operations could be disrupted or reduced.

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. Quipt or its third-party vendors may experience cybersecurity and other breach incidents, including such incidents that remain undetected for an extended period. A cybersecurity attack or other incident that bypasses Quipt’s or its third-party vendors’ information systems security could cause a security breach that may lead to a material disruption to Quipt’s information systems infrastructure or business and/or involve a significant loss of business or patient health or other protected data or information. If a cybersecurity attack or another unauthorized attempt to access Quipt’s or its third-party vendors’ systems or facilities were to be successful, it could result in the theft, destruction, loss, misappropriation or release of confidential information or intellectual property, and could cause operational or business delays that may materially impact Quipt’s ability to provide various healthcare services.

Even when a security breach is detected, the full extent of the breach may not be determined immediately. If Quipt experiences a reduction in the performance, reliability, or availability of its information systems, its operations and ability to process transactions and produce timely and accurate reports could be materially adversely affected. If Quipt experiences difficulties with the transition and integration of information systems or is unable to implement, maintain, or expand its systems properly, Quipt could suffer from, among other things, operational disruptions, delays, cessation of service, regulatory problems, increases in administrative expenses and other harm to its business and competitive position. For example, in February 2024, Quipt learned that one of its third-party software providers who interfaces with UnitedHealth Group’s Change Healthcare (“Change Healthcare”) information technology systems in connection with Quipt’s claims processing activity had a cybersecurity threat actor gain access to some of the Change Healthcare information technology systems. UnitedHealth Group isolated the impacted systems upon learning of this threat and Change Healthcare suspended its claims processing activity with Quipt’s third-party software provider. Although claims processing has resumed, the full impact of this incident has yet to be determined, and it could have an adverse effect on Quipt’s business and results of operations.

There can be no assurance that Quipt’s and its third-party software providers’ safety and security measures and disaster recovery plans will prevent damage, interruption, breach of their information systems and operations or data loss. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, Quipt and its third-party software providers’ may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications Quipt develops or procures from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of its information systems. Unauthorized parties may attempt to gain access to Quipt’s systems or facilities, or those of third parties with whom Quipt does business, including its confidential managed file transfer software providers, through fraud or other forms of deceiving its employees or contractors. Costs and potential problems and interruptions associated with any such unauthorized access or the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems and technology, including systems and technology intended to protect against unauthorized access, also could disrupt or reduce the efficiency of Quipt’s operations.

Any successful cybersecurity attack or other unauthorized access to Quipt’s, Quipt’s third-party vendors’, or any of its or their acquisition targets’ systems, facilities or patient health information also could result in negative publicity, which could damage Quipt’s reputation or brand with its patients, referral sources, payors or other third parties and could subject Quipt to substantial penalties under HIPAA and other federal and state data protection laws, in addition to costs and potential damages associated with private litigation related to those affected. Failure to maintain the security and functionality of Quipt’s information systems and related software or to contract with third parties, or a failure to defend a cybersecurity attack or other attempt to gain unauthorized access to Quipt’s, Quipt’s third-party vendors’, or any of its or their acquisition targets’ systems, facilities or patient health information, could expose Quipt to a number of adverse consequences, the vast majority of which are not insurable, including, but not limited to, disruptions in Quipt’s operations, regulatory and other civil and criminal penalties, fines, investigations and enforcement actions (including, but not limited to, those arising from the SEC, Canadian securities regulatory authorities, FTC, the Office of Inspector General or state attorneys general), private litigation with those affected by the data breach, loss of customers, disputes with payors and increased operating expense, all or any of which could adversely impact Quipt’s financial condition and results of operations.

Quipt’s financial performance is affected by continuing efforts by private third-party payors to control their costs, and if Quipt agrees to lower its reimbursement rates due to pricing pressures from such private third-party payors, Quipt’s financial condition and results of operations would likely deteriorate.

Quipt derived approximately 27% of its net revenue for each of the years ended September 30, 2024 and 2023, by seeking reimbursement from Medicare. If the Medicare program were to slow payments of Quipt receivables for any reason, Quipt would be adversely impacted. In addition, Medicare, private health insurance companies, and third-party private payors continually seek to control the cost of providing healthcare services through direct contracts with healthcare providers, increased oversight and greater enrollment of patients in managed care programs and preferred provider organizations. These private payors are increasingly demanding discounted fee structures, including setting reimbursement rates based on Medicare fee schedules or requiring healthcare providers or suppliers to assume a greater degree of financial risk related to patient care. Reimbursement rates under private payor programs may not remain at current levels and may not be sufficient to cover the costs of caring for patients enrolled in such programs, and Quipt may experience a deterioration in pricing flexibility, changes in payor mix and growth in operating expenses in excess of increases in payments by private third-party payors. Quipt may be compelled to lower its prices due to increased pricing pressures, which could adversely impact Quipt’s financial condition and results of operations. A reduction in reimbursement may be unrelated to any concurrent decline in the cost of operations, thereby resulting in reduced profitability. Quipt’s costs of operations could increase, but the cost increases may not be passed on to customers because reimbursement rates are set without regard to the cost of service.

Quipt’s payor contracts are subject to renegotiation or termination, which could result in a decrease in Quipt’s revenue or profits.

The majority of Quipt’s payor contracts are subject to unilateral termination by either party on between 30 and 90 days’ prior written notice. Such contracts are routinely amended (sometimes by unilateral action by payors regarding payment policy), renegotiated, subjected to a bidding process with Quipt’s competitors, or terminated altogether. Sometimes in the renegotiation process, certain lines of business may not be renewed, or a payor may enlarge its provider network or otherwise change the way it conducts its business in a way that adversely impacts Quipt’s revenue. In other cases, a payor may reduce its provider network in exchange for lower payment rates. Quipt’s revenue from a payor may also be adversely affected if the payor alters its utilization management expectations and/or administrative procedures for payments and audits, changes its order of preference among the providers to which it refers business or imposes a third-party administrator, network manager or other intermediary. Payors may also decide to refer business to their owned provider subsidiaries, such as specialty pharmaceuticals and/or home medical equipment networks owned by such payors or by third-party management companies. Any of these activities could materially reduce Quipt’s revenue from these payors.

Changes made by payors to the way they cover products supplied by Quipt could have an adverse impact on Quipt’s revenue and operations.

Payors that provide coverage for products supplied by Quipt can make changes to their plans and benefit designs that can have an adverse impact on Quipt’s revenue and operations. The impact of changing the benefit can include changes to the types of providers that can provide products, increased competition, changes to covered amounts, and changes to patient deductibles.

Changes in governmental or private payor supply replenishment schedules could adversely affect Quipt.

A significant amount of our revenue comes from the sale of various products, such as masks and tubing and rental of medical equipment, such as CPAPs, oxygen concentrators, and ventilators. Medicare, Medicaid and private payors limit the number of times per year that patients may purchase such supplies or the number of months that equipment can be rented. To the extent that any governmental or private payor revises their guidelines to reduce the number of times such supplies can be purchased or the number of months that equipment can be rented, such reductions could adversely impact Quipt’s revenue, financial condition and results of operations.

If Quipt fails to manage the complex and lengthy reimbursement process, its revenue, financial condition and results of operations could suffer.

Because Quipt depends upon reimbursement from Medicare, Medicaid and third-party payors for a significant majority of its revenues, Quipt’s revenue, financial condition and results of operations may be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that services are rendered and the time that the reimbursement amounts are settled. Depending on the payor, Quipt may be required to obtain certain payor-specific documentation from physicians and other healthcare providers before submitting claims for reimbursement. Certain payors have filing deadlines and will not pay claims submitted after such deadlines. Quipt cannot ensure that it will be able to effectively manage the reimbursement process and collect payments for its equipment and services promptly.

Quipt may be adversely affected by consolidation among health insurers and other industry participants.

In recent years, there has been a continuing trend of health insurers merging or increasing efforts to consolidate with other non-governmental payors. Insurers are also increasingly pursuing alignment initiatives with healthcare providers. Consolidation within the health insurance industry may result in insurers having increased negotiating leverage and competitive advantages, such as greater access to performance and pricing data. Quipt’s ability to negotiate prices and favorable terms with health insurers in certain markets could be affected negatively as a result of this consolidation. In addition, the shift toward value-based payment models could be accelerated if larger insurers, including those engaging in consolidation activities, find these models to be financially beneficial. There can be no assurance that Quipt will be able to negotiate favorable terms with payors and otherwise respond effectively to the impact of increased consolidation in the payor industry or vertical integration efforts.

Quipt may be adversely affected if it is unable to maintain current levels of collectability and by the deterioration of the financial condition of Quipt’s payors and disputes with third parties could have a significant negative impact on its financial condition and results of operations.

The collection of accounts receivable requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. There can be no assurance that Quipt will be able to improve upon or maintain its current levels of collectability and days sales outstanding in future periods. Further, some of Quipt’s payors and/or patients may experience financial difficulties, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. If Quipt is unable to properly bill and collect its accounts receivable, its financial condition and results of operations will be adversely affected. In addition, from time to time, Quipt is involved in disputes with various parties, including its payors and their intermediaries regarding their performance of various contractual or regulatory obligations. These disputes sometimes lead to legal and other proceedings and cause Quipt to incur costs or experience delays in collections, increases in its accounts receivable or loss of revenue. In addition, in the event such disputes are not resolved in Quipt’s favor or cause Quipt to terminate its relationships with such parties, there may be an adverse impact on its financial condition and results of operations.

If Quipt is unable to maintain or develop relationships with patient referral sources, its growth and profitability could be adversely affected.

Quipt’s growth and profitability depend in large part on referrals from acute care hospitals, sleep laboratories, pulmonologist and endocrinologist offices, skilled nursing facilities, hospice operators and other patient referral sources in the communities served by Quipt, its ability to establish and maintain close working relationships with such patient referral sources and to increase awareness and acceptance of the benefits of inpatient rehabilitation, home health, and hospice care by its referral sources and their patients. By law, referral sources cannot be contractually obligated to refer patients to any specific provider. In addition, Quipt’s relationships with referral sources are subject to federal and state healthcare laws such as the federal Anti-Kickback Statute and the Stark Law to the extent these services provide a financial benefit to or relieve a financial burden for a potential referral source, or are subsequently found not to be for fair market value. However, there can be no assurance that other market participants will not attempt to steer patients to competing post-acute providers or otherwise limit Quipt’s access to potential referrals. The establishment of joint ventures or networks between referral sources, such as acute care hospitals, and other post-acute providers may hinder patient referrals to Quipt.

Quipt’s loss of, or failure to maintain, existing relationships or its failure to develop new relationships with referral sources could adversely affect its ability to grow its business and operate profitably.

Quipt experiences competition from numerous other sleep therapy equipment, home respiratory, and mobility equipment providers, and this competition could adversely affect its revenues and its business.

The sleep therapy equipment, home respiratory, and mobility equipment markets are highly competitive and include a large number of providers, some of which are national providers, but most of which are either regional or local providers, including hospital systems, physician specialists and sleep labs. The primary competitive factors are quality considerations such as responsiveness, access to payor contracts, the technical ability of the professional staff and the ability to provide comprehensive services. These markets are very fragmented. Some of Quipt’s competitors may now or in the future have greater financial resources or more effective sales and marketing activities. The rest of the homecare market in the US consists of regional providers and product-specific providers, as well as numerous local organizations. Hospitals and health systems are routinely looking to provide coverage and better control of post-acute healthcare services, including homecare services of the types Quipt provides. These trends may continue as new payment models evolve, including bundled payment models, shared savings programs, value-based purchasing and other payment systems.

New entrants to the sleep therapy equipment, home respiratory/home medical equipment and mobility equipment markets could have a material adverse effect on Quipt’s business, results of operations and financial condition. A number of manufacturers of home respiratory equipment currently provide equipment directly to patients on a limited basis. Such manufacturers have the ability to provide their equipment at prices below those charged by Quipt, and there can be no assurance that such direct-to-patient sales efforts will not increase in the future or that such manufacturers will not seek reimbursement contracts directly with Quipt’s third-party payors, who could seek to provide equipment directly to patients from the manufacturer. In addition, pharmacy benefit managers could enter the home medical equipment market and compete with Quipt. Large technology companies, such as Amazon.com, Inc. and Alphabet Inc., have disrupted other supply businesses and have entered the healthcare market. In the event such companies enter the home medical equipment market, Quipt may experience a loss of referrals or revenue.

Changes in medical equipment technology and development of new treatments may cause Quipt’s current equipment or services to become obsolete.

Quipt evaluates changes in home medical equipment technology and treatments on an ongoing basis for purposes of determining the feasibility of replacing or supplementing items currently included in the patient service equipment inventory and services that Quipt offers patients. Quipt’s selection of medical equipment and services is formulated on the basis of a variety of factors, including overall quality, functional reliability, availability of supply, payor reimbursement policies, product features, labor costs associated with the technology, acquisition, repair and ownership costs and overall patient and referral source demand, as well as patient therapeutic and lifestyle benefits. Manufacturers continue to invest in research and development to introduce new products to the marketplace. It is possible that major changes in available technology, payor benefit or coverage policies related to those changes, or the preferences of patients and referral sources may cause Quipt’s current product offerings to become less competitive or obsolete, and it will be necessary to adapt to those changes. Unanticipated changes could cause Quipt to incur increased capital expenditures and accelerated equipment write-offs, and could force Quipt to alter its sales, operations and marketing strategies.

In addition, the development and commercialization of new drugs to address obesity may limit the prospects for Quipt’s current equipment or services. A number of new glucagon-like peptide (GLP-1) receptor agonist drugs, including Mounjaro, Wegovy, and Ozempic, have entered the market. The long-term effect of these drugs on Quipt’s business is uncertain. However, these drugs may have a significant impact on obesity rates over time, which may result in reduced demand for our current equipment or services, and we may not be able to adapt to those changes to stay competitive.

Quipt’s operations involve the transport of compressed and liquid oxygen, which carries an inherent risk of rupture or other accidents with the potential to cause substantial loss and have involved the operation of medical gas facilities that are subject to federal and state regulations, which requires significant compliance oversight and expenses.

Quipt’s operations are subject to the many hazards inherent in the transportation of medical gas products and compressed and liquid oxygen, including ruptures, leaks and fires. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of Quipt’s related operations. If a significant accident or event occurs, it could adversely affect Quipt’s business, financial position and results of operations. Additionally, corrective action plans, fines or other sanctions may be levied by government regulators who oversee transportation of hazardous materials such as compressed or liquid oxygen.

Quipt provides a significant number of patients with oxygen-based therapy, and from time to time, Quipt has operated medical gas facilities in several states subject to federal and state regulatory requirements. Quipt’s medical gas facilities and operations are subject to extensive regulation by the Food and Drug Administration (“FDA”) and other federal and state authorities. The FDA regulates medical gases, including medical oxygen, pursuant to its authority under the federal Food, Drug and Cosmetic Act. Among other requirements, the FDA’s current Good Manufacturing Practice (“cGMP”) regulations impose certain quality control, documentation and record keeping requirements on the receipt, processing and distribution of medical gas. Further, in each such state, its medical gas facilities would be subject to regulation under state health and safety laws, which vary from state to state. The FDA and state authorities conduct periodic, unannounced inspections at medical gas facilities to assess compliance with the cGMP and other regulations, and Quipt expends significant time, money and resources in an effort to achieve substantial compliance with the cGMP regulations and other federal and state law requirements at each of its medical gas facilities. Quipt also complies with the FDA’s requirement for medical gas providers to register their sites with the agency. There can be no assurance, however, that these efforts will be successful and that Quipt’s medical gas facilities will maintain compliance with federal and state law regulations. Failure by Quipt to maintain regulatory compliance at its medical gas facilities could result in enforcement action, including warning letters, fines, product recalls or seizures, temporary or permanent injunctions, or suspensions in operations at one or more locations, and civil or criminal penalties which could materially harm its business, financial condition, results of operations, cash flow, capital resources and liquidity.

Quipt currently outsources, and from time to time in the future may outsource, a portion of its internal business functions to third-party providers, which has significant risks, and Quipt’s failure to manage these risks successfully could materially adversely affect its business, results of operations, and financial condition.

Quipt currently outsources, and from time to time in the future may outsource, portions of its internal business functions, including billing and administrative functions relating to revenue cycle management and accounts payable, to third-party providers in India and the Philippines, and utilizes third-party managed file transfer software providers to transfer its sensitive and protected customer data. These third-party providers may not comply on a timely basis with all of Quipt’s requirements or may not provide Quipt with an acceptable level of service or may not protect properly Quipt’s and its customers’ confidential or protected data. This could result in significant disruptions in Quipt’s operations and significantly increase costs to undertake Quipt’s operations, either of which could damage Quipt’s relationships with its customers. In addition, Quipt’s outsourced functions may be negatively impacted by any number of factors, including: political unrest; public health crises; social unrest; cyber-attacks; terrorism; war; vandalism; currency fluctuations; changes to the laws of India, the Philippines, the US or any other jurisdictions in which Quipt does business or outsources operations; or increases in the cost of labor and supplies in India and the Philippines or any other jurisdiction in which Quipt outsources any portion of its internal or other business functions. Quipt’s outsourced operations may also be affected by trade restrictions, such as tariffs or other trade controls. As a result of its outsourcing activities, it may also be more difficult for Quipt to recruit and retain qualified employees for its business needs at any time. Quipt’s failure to successfully outsource certain of its business functions could materially adversely affect its business, results of operations, and financial condition.

Quipt’s ability to successfully operate its business is largely dependent upon the efforts of key personnel of Quipt, including senior management, the loss of any of whom could negatively impact Quipt’s operations and financial results.

Quipt is highly dependent on the performance and continued efforts of its senior management team. Quipt’s future success is dependent on its ability to continue to attract and retain qualified executive officers and senior management. Any inability to manage Quipt’s operations effectively could adversely impact its financial condition and results of operations.

Quipt’s ability to successfully operate its business is also dependent upon the efforts of certain other key personnel of Quipt. It is possible that Quipt will lose some key personnel, the loss of which could negatively impact its operations and profitability.

Quipt’s strategic growth plan, which has historically involved the acquisition of other companies, may not succeed.

Quipt’s strategic plan calls for growth in its business over the next several years through an increase in its density in select markets where it is established as well as the expansion of its geographic footprint into new markets. This growth would place (and has placed) significant demands on Quipt’s management team, systems, internal controls and financial and professional resources. As a result, Quipt could be required to incur (and has incurred) expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding Quipt’s information technology infrastructure. If Quipt is unable to effectively manage growth, its financial results could be adversely impacted.

Quipt’s strategic plan has historically involved acquisitions of home medical equipment providers, and such acquisitions remain an element of Quipt’s strategy. Quipt may face increased competition for attractive acquisition candidates, which may limit the number of acquisition opportunities available to Quipt or lead to the payment of higher prices for its acquisitions. Without successful acquisitions, Quipt’s future growth rate could decline. In addition, Quipt cannot guarantee that any future acquisitions, if consummated, will result in further growth.

Quipt’s strategic plan contemplates successful integration of acquired home medical equipment providers with Quipt’s existing business, including reduction in operating expenses with respect to the acquired companies. Integrating an acquisition could be expensive and time-consuming and could disrupt Quipt’s ongoing business, negatively affect cash flow and distract management and other key personnel from day-to-day operations. Quipt may not be able to successfully combine the operations of recently acquired companies with its operations, and, even if such integration is accomplished, Quipt may never realize the potential benefits of such an acquisition.

The integration of acquisitions requires significant attention from management, may impose substantial demands on Quipt’s operations or other projects and may impose challenges on us including, but not limited to, consistencies in business standards, procedures, policies and business cultures. There can be no assurance that any future acquisitions, if consummated, will result in further growth.

Specific integration risks relating to the acquisition of other companies by Quipt may include:

●	difficulties related to combining previously separate businesses into a single unit, including patient transitions, product and service offerings, distribution and operational capabilities and business cultures;
●	availability of financing to the extent needed to fund acquisitions;
●	customer loss and other general business disruption;
●	managing the integration process while completing other independent acquisitions or dispositions;
●	diversion of management’s attention from day-to-day operations;
●	assumption of liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated;
●	failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements;

●	potentially substantial costs and expenses associated with acquisitions and dispositions;
●	failure to retain and motivate key employees;
●	difficulties in establishing and applying Quipt’s internal control over financial reporting and disclosure controls and procedures to an acquired business;
●	obtaining necessary regulatory licenses and payor-specific approvals, which may impact the timing of when Quipt is to bill and collect for services rendered;
●	Quipt’s ability to transition patients in a timely manner may impact Quipt’s ability to collect amounts for services rendered;
●	Quipt’s estimates for revenue accruals during the integration of acquisitions may require adjustments in future periods as the transition of patient information is finalized; and
●	delays in obtaining new government and commercial insurance payor identification numbers for acquired branches, resulting in a slowdown and/or loss of associated revenue.

Political and economic conditions, including significant global or regional developments such as economic and political events, international conflicts (including the ongoing war in Ukraine and in the Middle East), natural disasters and public health crises that are out of Quipt’s control, could adversely affect its revenue, financial condition and results of operations.

Quipt’s business can be affected by a number of factors that are beyond its control, such as general geopolitical, economic and business conditions, including slower economic growth, disruptions in financial markets, economic downturns in the form of either contained or widespread recessionary conditions, inflation, elevated unemployment levels, sluggish or uneven economic recovery, government actions impacting trade agreements including the imposition of trade restrictions such as tariffs and retaliatory counter measures, government deficit reduction, tax legislation increasing the federal corporate income tax rates, natural and other disasters, public health crises affecting the operations of Quipt or its customers or suppliers, staffing shortages, production slowdowns or stoppages, raw material shortages and disruptions in delivery systems. We continue to monitor the worsening macroeconomic conditions, such as the war in Ukraine, the ongoing conflict in the Middle East and other global geopolitical tensions. Turmoil in the financial markets, including in the capital and credit markets, and any uncertainty over its breadth, depth and duration may put pressure on the global economy and could have a negative effect on Quipt’s business. The shortage of liquidity and credit combined with substantial losses in worldwide equity markets could cause an economic recession in the US or worldwide. If global financial markets experience extreme disruption, governments may take unprecedented actions intended to address extreme market conditions that may include severely restricted credit and declines in real estate values. If conditions in the global economy, U.S. economy or other key vertical or geographic markets are weak or uncertain, Quipt could experience material adverse impacts on its revenue, financial condition and results of operations.

Quipt’s current insurance program is expensive to maintain and may expose it to unexpected costs and negatively affect its business, financial condition and results of operations, particularly if it incurs losses not covered by its insurance or if claims or losses differ from its estimates.

There is an inherent risk of liability in the provision of healthcare services. As participants in the healthcare industry, Quipt may periodically be subject to lawsuits, some of which may involve large claims and significant costs to defend, such as mass tort or other class actions. Although Quipt’s insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that it believes are reasonable based on its operations, the coverage under its insurance programs may not be adequate to protect it in all circumstances. Quipt’s insurance policies contain exclusions and conditions that could have a materially adverse impact on Quipt’s ability to receive indemnification thereunder, as well as customary sub-limits for particular types of losses. Additionally, insurance companies that currently insure companies in Quipt’s industry may cease to do so, may change the coverage provided or may substantially increase premiums in the future. The incurrence of losses and liabilities that exceed Quipt’s available coverage, therefore, could have a material adverse effect on its business, financial condition and results of operations.

Quipt also maintains Directors and Officers (D&O) Liability insurance coverage to protect all of its directors and executive officers. As premiums for insurance covering directors’ and officers’ liability are rising, Quipt may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. There can be no assurance that this D&O coverage will be sufficient to cover the costs of the events that may lead to its invocation, in which case, there could be an adverse impact on Quipt’s financial condition, should such an unforeseen event occur. As a result, it may be more difficult for us to attract and retain qualified people to serve on Quipt’s board of directors, its board committees, or as executive officers.

Potential conflicts of interest may arise.

There are potential conflicts of interest to which some of Quipt’s directors and officers may be subject in connection with its operations and situations may arise where the directors and officers may be in direct competition with Quipt. Conflicts of interest, if any, which arise may be subject to and be governed by procedures prescribed by the Business Corporations Act (British Columbia), which require a director or officer of a corporation who is a party to or is a director or an officer of or has a material interest in any person who is a party to a material contract or proposed material contract with Quipt to disclose his interest and to refrain from voting on any matter in respect of such contract unless otherwise permitted under the Business Corporations Act (British Columbia). Any decision made by any of such directors and officers involving Quipt should be made in accordance with their duties and obligations to deal fairly and in good faith with a view to the best interests of Quipt and its shareholders.

Quipt conducts all of its operations through foreign subsidiaries.

Quipt conducts all its operations through its US subsidiaries. Therefore, to the extent of these holdings, Quipt (directly and indirectly) is dependent on the cash flows of these subsidiaries to meet its obligations. The ability of such subsidiaries to make payments to their parent companies may be constrained by the following factors: the level of taxation, particularly corporate profits and withholding taxes, in the jurisdiction in which each subsidiary operates; and the introduction of exchange controls or repatriation restrictions or the availability of hard currency to be repatriated.

Quipt’s revenue is generated from operations in the US and exposed to foreign exchange risk, which may negatively affect Quipt’s results of operations.

All of Quipt’s revenue is generated from operations in the US. Quipt is subject to a number of risks associated with its operations that may increase liability and costs and require significant management attention. These risks include:

●	compliance with laws of the US that apply to Quipt’s US operations, including lawful access, privacy laws and anti-corruption laws;
●	instability in economic or political conditions, including inflation, recession and political uncertainty;
●	potential adverse tax consequences; and
●	litigation in US courts.

In addition, Quipt is exposed to foreign exchange risk. At times, including at September 30, 2024, Quipt does hold significant cash in Canadian dollars (“C$”). Quipt monitors foreign currency exposures and from time to time could authorize the use of derivative financial instruments such as forward foreign exchange contracts to economically hedge a portion of foreign currency fluctuations.

Based on the exposure of Canadian cash at September 30, 2024, depreciation or appreciation of the Canadian dollar against the US dollar (“$”) could result in a significant effect on net income or loss. Quipt has not employed any foreign currency hedging programs.

Risks Related to Regulation

Quipt’s revenue could be impacted by federal and state changes to reimbursement and other Medicaid and Medicare policies.

Quipt derived approximately 32% and 33% of its net revenue for the years ended September 30, 2024 and 2023, respectively, from Medicare and various state-based Medicaid programs. These programs are subject to statutory and regulatory changes affecting overall spending, base rates or basis of payment, retroactive rate adjustments, annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to Medicare beneficiaries, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse Quipt. Healthcare providers, suppliers, and payors are facing increasing pressure to reduce healthcare costs, and recent budget proposals and legislation at both the federal and state levels have called for cuts in Medicare and Medicaid reimbursement rates. Enactment and implementation of measures to reduce or delay reimbursement or overall Medicare or Medicaid spending could result in substantial reductions in Quipt’s revenue and profitability. Payors may disallow Quipt’s requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered medically necessary. Revenue from third-party payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. Quipt may also be subject to pre-payment review of certain service lines or products and equipment as a result of negative audit findings or other third-party payor determinations, which can result in significant delays in claims processing and could materially impact its revenue.

As a result of the Public Health Emergency Declaration, National Emergency Declaration, and pursuant to the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), among other things, the Centers for Medicare & Medicaid Services (“CMS”) issued regulatory guidance indicating enforcement discretion and flexibility regarding the provisions of items and services by the Medicare Durable Medical Equipment, Prosthetics, Orthotics, & Supplies (“DMEPOS”) suppliers like Quipt. These provisions were announced through blanket waivers under Section 1135 of the Social Security Act, two Interim Final Rules with Requests for Comment on April 6, 2020 and May 8, 2020, respectively, and through numerous forms of subregulatory guidance. These provisions included modifications of various requirements under CMS regulations and Medicare and Medicaid program rules that aim to expand the capacity of healthcare providers and suppliers to deliver healthcare services while minimizing the risk of viral exposure. CMS’s changes included the exercise of enforcement discretion with respect to the clinical conditions and face-to-face encounter requirements required under certain national and local coverage determinations applicable to certain items and supplies Quipt offers.

The CARES Act also provided for a temporary suspension of reduced rates for items and services provided by Quipt. Previously, CMS applied a blended payment rate for DME furnished in rural or noncontiguous non-competitive bidding areas. Pursuant to provisions of the CARES Act, through the end of the public health emergency, that blended rate was based on 50% of the adjusted fee schedule amount (adjusted based on competitively bid prices) and 50% of the unadjusted DMEPOS fee schedule amount. On December 28, 2021, CMS extended the temporary 50/50 blended rate for rural and noncontiguous non-competitive bidding areas after the public health emergency. This 50/50 blended rate was continued in the 2023 DMEPOS Fee Schedule.

The CARES Act introduced a new blended rate for DME furnished in non-rural or contiguous non-competitive bidding areas that is based on 75% of the adjusted fee schedule amount and 25% of the unadjusted fee schedule amount. The Consolidated Appropriations Act, 2023 further extended the 75/25 blended Medicare reimbursement rate in non-competitive bidding/non-rural areas through December 31, 2023. After December 31, 2023, the reimbursement rate has reverted to 100% of the Medicare fee schedule, adjusted to inflation.

While Quipt cannot predict what Medicare payment rates or coverage determinations will be in effect in future years, changes to payment rates or benefit coverages may materially impact its financial condition and results of operations.

The CARES Act temporarily suspended the 2% payment adjustment applied to all Medicare fee-for-service claims under The Budget Control Act of 2011. The 2% BDCA sequestration was reinstated as of July 1, 2022. The payment adjustment has, and may continue to, adversely affect Quipt. Additionally, sequestration may have a continued revenue impact on Quipt’s individual contracts with Medicare Advantage Organizations depending on individual contracts.

The Statutory Pay-As-You-Go Act of 2010 (PAYGO) required that automatic payment cuts of 4% be put into place if a statutory action is projected to create a net increase in the deficit over either five or 10 years. The enactment of the American Rescue Plan Act in 2021 would have triggered PAYGO sequestration in 2021. In the Protecting Medicare & American Farmers from Sequester Cuts Act, Congress delayed the PAYGO sequestration until January 1, 2023. The Consolidated Appropriations Act, 2023 (Public Law No: 117-328) further prevented implementation of the PAYGO

Medicare 4% sequester through the end of 2024. If not renewed, the PAYGO payment adjustment may adversely affect Quipt.

Quipt is subject to US federal and state healthcare fraud and abuse and false claims laws and regulations, the prosecutions under which have increased in recent years and Quipt may become subject to such litigation, and if Quipt is unable to comply or has not fully complied with such laws, it could face substantial penalties.

Quipt’s operations are subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal Stark Law and the federal False Claims Act. These laws may impact, among other things, Quipt’s sales, marketing and education programs.

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The Anti-Kickback Statute is broad and, despite a series of narrow safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

The federal Ethics in Patient Referrals Act of 1989, commonly known as the “Stark Law,” prohibits, subject to certain exceptions, physician referrals of Medicare and, as applicable under state law, Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state. The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. The False Claims Act defines “knowingly” to include actual knowledge, acting in deliberate ignorance of the truth or falsity of information, or acting in deliberate disregard of the truth or falsity of information. False Claims Act liability includes liability for reverse false claims for avoiding or decreasing an obligation to pay or transmit money to the government. This includes False Claims Act liability for failing to report and return overpayments within 60 days of the date on which the overpayment is “identified.” Penalties under the False Claims Act can include exclusion from the Medicare program. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Suits filed under the False Claims Act, known as qui tam actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing qui tam actions has increased significantly in recent years, causing greater numbers of medical device, pharmaceutical and healthcare companies to have to defend a False Claims Act action. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act.

Quipt is currently the subject of an ongoing investigation by the US Department of Justice (the “DOJ”) concerning whether the Company may have caused the submission of false claims to government healthcare programs for CPAP equipment. In April 2024, Quipt received a subpoena from the SEC to provide certain documents related to the Company and the DOJ investigation, the civil investigative demand (“CID”) and financial reporting and disclosure matters (“SEC Subpoena”). Further to the SEC Subpoena, the SEC concluded its investigation in November 2024 and, based on the information it had as at such time, the SEC advised that it did not intend to recommend an enforcement action by it against the Company. No assurance can be given that no action may ultimately result from the SEC’s investigation.

HIPAA, and its implementing regulations, also created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

From time to time, Quipt has been and is involved in various governmental audits, investigations and reviews related to its operations. Reviews and investigations can lead to government actions, resulting in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way Quipt conducts business, loss of licensure or exclusion from participation in Medicare, Medicaid or other government programs. Additionally, as a result of these investigations, healthcare providers and entities may face litigation or have to agree to settlements that can include monetary penalties and onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. If Quipt fails to comply with applicable laws, regulations and rules, its financial condition and results of operations could be adversely affected. Furthermore, becoming subject to these governmental investigations, audits and reviews may result in substantial costs and divert management’s attention from the business as Quipt cooperates with the government authorities, regardless of whether the particular investigation, audit or review leads to the identification of underlying issues.

Quipt is unable to predict whether it could be subject to actions under any of these laws, or the impact of such actions. If Quipt is found to be in violation of any of the laws described above or other applicable state and federal fraud and abuse laws, Quipt may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from Medicare, Medicaid and other government healthcare reimbursement programs and the curtailment or restructuring of its operations.

Failure by Quipt to successfully design, modify and implement technology-based and other process changes to maximize productivity and ensure compliance could ultimately have a significant negative impact on Quipt’s financial condition, reputation and results of operations.

Failure to achieve the cost savings or enhanced quality control expected from the successful design and implementation of such initiatives may adversely impact Quipt’s financial condition and results of operations. Additionally, Medicare and Medicaid often change their documentation requirements with respect to claims submissions. The standards and rules for healthcare transactions, code sets and unique identifiers also continue to evolve, such as ICD 10 and HIPAA 5010 and other data security requirements. Moreover, government programs and/or commercial insurance payors may have difficulties administering new standards and rules for healthcare transactions and this may adversely affect timelines of payment or payment error rates. The DMEPOS Competitive Bidding Program also imposes new reporting requirements on contracted providers. Failure by Quipt to successfully design and implement system or process modifications could have a significant impact on its operations and financial condition. From time to time, Quipt’s outsourced contractors for certain information systems functions may make operational, leadership or other changes that could impact Quipt’s plans and cost-savings goals. The implementation of many of the new standards and rules will require Quipt to make substantial investments. Further, the implementation of these system or process changes could have a disruptive effect on related transaction processing and operations. If Quipt’s implementation efforts related to systems development are unsuccessful, Quipt may need to write off amounts that it has capitalized related to systems development projects. Additionally, if systems development implementations do not occur, Quipt may need to incur additional costs to support its existing systems.

If CMS requires prior authorization or implements changes in documentation necessary for Quipt’s products, Quipt’s revenue, financial condition and results of operations could be negatively impacted.

CMS has established and maintains a Master List of Items Frequently Subject to Unnecessary Utilization of certain DMEPOS items identified as being subject to unnecessary utilization. This list identifies items that CMS has determined could potentially be subject to prior authorization as a condition of Medicare payment. Since 2012, CMS has also maintained a list of categories of DMEPOS items that require face-to-face encounters with practitioners and written orders before the DMEPOS supplier may furnish the items to beneficiaries. In a final rule issued in 2019, CMS combined and harmonized the two lists to create a single unified list (the “Master List”). CMS also reduced the financial threshold for inclusion on the Master List. With certain exceptions for reductions in Payment Threshold (defined as an average purchase fee of $1,000 or greater, adjusted annually for inflation, or an average monthly rental fee of $100 or greater, adjusted annually for inflation), items remain on the Master List for ten years from the date the item was added to the Master List. The presence of an item on the Master List does not automatically mean that prior authorization is required. Under the 2019 final rule, CMS selects items from the Master List for inclusion on the “Required Prior Authorization List.” The expanded Master List would increase the number of DMEPOS items potentially eligible to be selected for prior authorization, face-to-face encounter and written order prior to delivery requirements as a condition of payment. In August 2022, CMS suspended the prior authorization requirement for specified orthosis items on the Required Prior Authorization List under certain circumstances when reported with certain modifiers, effective April 13, 2022. On January 17, 2023, CMS published the annual F2F/WOPD Required List update in a federal register announcement, which added 10 orthosis codes that go into effect on April 17, 2023. To ensure practitioner involvement, these items will require an in person face-to-face encounter or telehealth encounter and also require a written order prior to delivery (WOPD). If CMS adds additional products to the Master List, expands the list of items subject to prior authorization, or expands face-to-face encounter requirements or provisions requiring a written order prior to delivery, these changes may adversely impact Quipt’s revenue, financial condition and results from operations.

Reimbursement claims are subject to audits by various governmental and private payor entities from time to time and such audits may negatively affect Quipt’s revenue, financial condition and results of operations.

Quipt receives a substantial portion of its revenues from the Medicare program. Medicare reimbursement claims made by healthcare providers, including HME providers, are subject to audit from time to time by governmental payors and their agents, such as MACs that, among other things, process and pay Medicare claims, auditors contracted by CMS, and insurance carriers, as well as the Office of Inspector General of the Department of Health and Human Services (the “OIG-HHS”), CMS and state Medicaid programs. These include specific requirements imposed by the Durable Medical Equipment Medicare Administrative Contractor (“DME MAC”) Supplier Manuals, Medicare DMEPOS enrollment requirements and Medicare DMEPOS Supplier Standards. To ensure compliance with Medicare, Medicaid and other regulations, government agencies or their contractors, including MACs, Recovery Audit Contractors (“RACs”), Unified Program Integrity Contractors (“UPICs”) and Zone Program Integrity Contractors (“ZPICs”), often conduct audits and request customer records and other documents to support Quipt’s claims submitted for payment of services rendered and compliance with government program claim submission requirements. Some contractors are paid a percentage of the overpayments recovered. Negative audit findings or allegations of fraud or abuse may subject Quipt or its individual subsidiaries to liability, such as overpayment liability, refunds or recoupments of previously paid claims, payment suspension, or the revocation of billing or payment privileges in governmental healthcare programs. If CMS or a state Medicaid agency determines that certain actions of the Company or an affiliated subsidiary present an undue risk of fraud, waste, or abuse, they may suspend the billing or payment privileges of the entity, deny the entity’s enrollment or revalidation for Medicare or Medicaid participation, and potentially deny the re-enrollments of other commonly owned entities. Such actions, if imposed on the Company or its subsidiaries, could materially adversely impact the Company’s revenue, financial condition and results of operations.

In many instances, there are only limited publicly available guidelines and methodologies for determining errors with certain audits. As a result, there can be a significant lack of clarity regarding required documentation and audit methodology. The clarity and completeness of each patient medical file, some of which is the work product of physicians not employed by Quipt, is essential to successfully challenging any payment denials. For example, certain provisions under CMS guidance manuals, local coverage determinations, and the DME MAC Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. Some DME MACs, CMS staff and other government contractors have taken the position, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. If treating physicians do not adequately document, among other things, their diagnoses and plans of care, the risks that the Company will be subject to audits and payment denials are likely to increase. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation, leading to significant increases in individual suppliers and industry-wide perceived error rates. High error rates could lead to further audit activity and regulatory burdens and could result in Quipt making significant refunds and other payments to Medicare and other government programs. Accordingly, Quipt’s future revenues and cash flows from government healthcare programs may be reduced. Private payors also may conduct audits and may take legal action to recover alleged overpayments. Quipt could be adversely affected in some of the markets in which it operates if the auditing payor alleges substantial overpayments were made to Quipt due to coding errors or lack of documentation to support medical necessity determinations. Quipt cannot currently predict the adverse impact these measures might have on its financial condition and results of operations, but such an impact could be material.

Moreover, provisions of the Patient Protection and Affordable Care Act (“ACA”) implemented by CMS require that overpayments be reported and returned within 60 days of the date on which the overpayment is “identified.” Any overpayment retained after this deadline may be considered an “obligation” for purposes of the False Claims Act, liability for which can result in the imposition of substantial fines and penalties. CMS currently requires a six-year “lookback period,” for reporting and returning overpayments.

Quipt cannot currently predict the adverse impact, if any, that these audits, determinations, methodologies and interpretations might have on its financial condition and results of operations.

Significant reimbursement reductions and/or exclusion from markets or product lines could adversely affect Quipt.

In March 2019, CMS announced that it would consolidate all rounds and areas of the DMEPOS Competitive Bidding Program into a single round of competition effective January 1, 2021 named “Round 2021”, to consolidate prior CBAs. Round 2021 contracts became effective on January 1, 2021 and extend through December 31, 2023. CMS included 16 product categories in the Round 2021. On April 10, 2020, CMS announced that due to the COVID-19 pandemic, it removed the non-invasive ventilators product category from the Round 2021 DMEPOS Competitive Bidding Program.

On October 27, 2020, CMS announced that it would not award competitive bid contracts in 13 of the 15 remaining product categories due to a failure to achieve expected savings, and that Round 2021 contract awards would only be made for off-the-shelf (OTS) knee and back braces. On May 25, 2023, CMS announced a temporary gap period for the CBP starting January 1, 2024, following the expiration of all Round 2021 contracts for OTS knee and back braces on December 31, 2023. The gap period commenced as anticipated and CMS has yet to announce when the temporary gap period for the CBP would end, but indicated that it would start bidding for the next CBP round after it completes the formal notice and comment rulemaking process and implements necessary changes to the CBP to establish sustainable process, save money for Medicare patients and taxpayers, help limit fraud, waste, and abuse, and ensure patient access to quality items and services. During the temporary gap period, any Medicare-enrolled DMEPOS supplier may furnish DMEPOS items and services to patients, with payment in former CBAs based on 100% of the single payment amount for that CBA (increased by the projected percentage change in Consumer Price Index for All Urban Consumers), and payment in non-CBAs based on fully adjusted rates per the applicable methodology under 42 C.F.R. § 414.210(g).

The competitive bidding process (which is expected to be re-bid every three years) has historically put pressure on the amount Quipt is reimbursed in the markets in which it exists, as well as in areas that are not subject to the DMEPOS Competitive Bidding Program. The rates required to win future competitive bids could continue to depress reimbursement rates. Quipt will continue to monitor developments regarding the DMEPOS Competitive Bidding Program. While Quipt cannot predict the outcome of the DMEPOS Competitive Bidding Program on its business in the future nor the Medicare payment rates that will be in effect in future years for the items subjected to competitive bidding, the program may materially adversely affect its financial condition and results of operations.

Failure by Quipt to maintain required licenses, permits and accreditation could impact its operations.

Quipt is required to maintain a significant number of state and/or federal licenses and permits for its operations and facilities. The ability of Quipt and its subsidiaries to obtain, sustain or renew any such licenses and permits on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable authorities or other governmental agencies. There is no guarantee that the Quipt will meet these conditions. Moreover, certain employees are required to maintain licenses in the states in which they practice. Quipt manages the facility licensing function centrally. In addition, individual clinical employees are responsible for obtaining, maintaining and renewing their professional licenses, and Quipt has processes in place designed to notify branch or pharmacy managers of renewal dates for the clinical employees under their supervision. State and federal licensing requirements are complex and often open to subjective interpretation by various regulatory agencies. Accurate licensure is also a critical threshold issue for the Medicare enrollment and the Medicare competitive bidding program. From time to time, Quipt may also become subject to new or different licensing requirements due to legislative or regulatory requirements developments or changes in its business, and such developments may cause Quipt to make further changes in its business, the results of which may be material. Although Quipt believes it has appropriate systems in place to monitor licensure, violations of licensing requirements may occur and failure by Quipt to acquire or maintain appropriate licensure for its operations, facilities and clinicians could result in interruptions in its operations, refunds to state and/or federal payors, sanctions or fines or the inability to serve Medicare beneficiaries in competitive bidding markets which could adversely impact Quipt’s financial condition and results of operations.

Accreditation is required by most of Quipt’s managed care payors and is a mandatory requirement for all Medicare DMEPOS providers. If Quipt or any of its branches lose accreditation, or if any of its new branches are unable to become accredited, such failure to maintain accreditation or become accredited could adversely impact Quipt’s financial condition and results of operations.

Legislative action or changes could adversely affect Quipt’s business, results of operations and financial condition.

There could be legislative action that could adversely affect Quipt’s business model, including, without limitation: a decision by the US government to become the exclusive provider of health care services at some time in the future; changes in US federal or state laws, rules, and regulations, including those governing the corporate practice of medicine, and fee splitting; and changes in the US Anti-Kickback Statute and Stark Law and/or similar state laws, rules, and regulations. Conversely, budgetary problems in the US could lead to reduced funding, substantial modification, or elimination of Medicare programs, which would end reimbursement for many patients. There can be no assurance that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner which could limit or curtail Quipt’s business. Amendments to current laws and regulations could have a substantial adverse impact on Quipt and could adversely affect its financial condition and results of operations.

Healthcare reform legislation could have a material impact on Quipt’s business, results of operations and financial condition.

Healthcare reform laws significantly affect the US healthcare services industry. In recent years, many legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. At the federal level, Congress has continued to propose or consider healthcare budgets that substantially reduce payments under the Medicare and Medicaid programs. The ultimate content, timing or effect of any healthcare reform legislation and the impact of potential legislation on us is uncertain and difficult, if not impossible, to predict. That impact may be material to Quipt’s business, financial condition, or results of operations.

Actual or perceived failures to comply with applicable data protection, privacy and security, and consumer protection laws, regulations, standards and other requirements could adversely affect Quipt’s business, results of operations and financial condition.

Numerous federal and state laws and regulations addressing patient privacy and consumer privacy, including HIPAA and the HITECH Act, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information or personal information. Such laws and regulations relating to privacy, data protection, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that varies from one jurisdiction to another and/or may conflict with other laws or regulations. As a result, Quipt’s practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by Quipt or any of its third-party partners or service providers to comply with privacy policies or federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which they may be subject, or other legal obligations relating to privacy or consumer protection, could adversely affect Quipt’s reputation, brand and business, and may result in claims, proceedings or actions against Quipt by governmental entities, consumers, users, suppliers or others. These proceedings may result in financial liabilities or may require Quipt to change its operations, including ceasing the use or sharing of certain data sets.

HIPAA and the HITECH Act, and their implementing regulations, require Quipt to comply with standards for the use and disclosure of health information within Quipt and with third parties. HIPAA and the HITECH Act also include standards for common healthcare electronic transactions and code sets, such as claims information, plan eligibility, payment information, and privacy and security of individually identifiable health information.

HIPAA requires healthcare providers, including Quipt, in addition to health plans and clearinghouses, to develop and maintain policies and procedures with respect to protected health information that is used or disclosed. The HITECH Act included notification requirement for breaches of patient-identifiable health information, restricts certain disclosures and sales of patient-identifiable health information and provides a tiered system for civil monetary penalties for HIPAA violations. HIPAA also provides for criminal penalties.

In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection. For instance, the CCPA became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for protected health information and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase Quipt’s compliance costs and potential liability. Many similar privacy laws have been proposed at the federal level and in other states.

Additionally, the FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of health-related and other personal information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require Quipt to publish statements that describe how it handles personal information and choices individuals may have about the way Quipt handles their personal information. If such information that Quipt publishes is considered untrue, it may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act.

Under the Federal CAN-SPAM Act, the TCPA and the Telemarketing Sales Rule and Medicare regulations, Quipt is limited in the ways in which it can market and service its products and services by use of email, text or telephone marketing. The actual or perceived improper sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend. For example, the TCPA, a federal statute that protects consumers from unwanted telephone calls, faxes and text messages, restricts telemarketing and the use of automated SMS text messages without proper consent. On April 1, 2021, in Facebook, Inc. v. Duguid, 141 S. Ct. 1163 (2021), the U.S. Supreme Court adopted a narrow definition of the type of automated dialers that are subject to the TCPA, thereby removing some automated text messages from the scope of the TCPA consent requirements. As a result, there may be an increase in litigation under state laws and new legislation at the federal and state level in an effort to ensure that consent is required for calls and text messages that are now outside the scope of the TCPA. For example, in May 2021, the Florida legislature passed a bill that expands restrictions for telephonic sales calls, including text messages, made using automated selection and dialing systems and creates a private right of action for violations of the law. Additionally, state regulators may determine that telephone calls to patients of Quipt are subject to state telemarketing regulations. If Quipt does not comply with existing or new laws and regulations related to telephone contacts or patient health information, it could be subject to criminal or civil sanctions. New health information standards, whether implemented pursuant to HIPAA, the HITECH Act, congressional action or otherwise, could have a significant effect on the manner in which Quipt handles healthcare-related data and communicates with payors, and the cost of complying with these standards could be significant. The scope and interpretation of the laws that are or may be applicable to the delivery of consumer phone calls, emails and text messages are continuously evolving and developing. If Quipt does not comply with these laws or regulations or if it becomes liable under these laws or regulations, it could face direct liability, could be required to change some portions of its business model, could face negative publicity and its business, financial condition and results of operations could be adversely affected. Even an unsuccessful challenge of Quipt’s phone, email or SMS text practices by its consumers, regulatory authorities or other third parties could result in negative publicity and could require a costly response from and defense by Quipt.

Quipt may be adversely affected by global climate change or by legal, regulatory or market responses to such change.

The long-term effects of climate change are difficult to predict and may be widespread. The impacts may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects could impair, for example, the availability and cost of certain products, commodities and energy (including utilities), which in turn may impact Quipt’s ability to procure goods or services required for the operation of its business at the quantities and levels it requires. Quipt may bear losses incurred as a result of, for example, physical damage to or destruction of its facilities (such as patient service offices and warehouses), loss or spoilage of inventory, and business interruption due to weather events that may be attributable to climate change.

Governments in the U.S., Canada and abroad are considering new or expanded laws to address climate change. Such laws may include limitations on GHG emissions, mandates that companies implement processes to monitor and disclose climate-related matters, additional taxes or offset charges on specified energy sources, and other requirements. In October 2023, the state of California enacted the Climate Corporate Data Accountability Act (“SB-253”), which mandates the disclosure of GHG emissions, including Scope 1, Scope 2 and Scope 3 emissions; and the Climate-Related Financial Risk Act (“SB-261”), which mandates the disclosure of climate-related financial risks, and measures adopted to reduce and adapt to such risks. Both California laws require initial disclosures in 2026. Compliance with climate-related laws may be further complicated by disparate regulatory approaches in various jurisdictions. New or expanded climate-related laws could impose substantial costs on Quipt. At the present time, Quipt cannot predict their potential effect on its capital expenditures or results of operations. These events and impacts could materially adversely affect Quipt’s business and results of operations.

Risks Related to Our Financial Condition

If Quipt were required to write down all or part of its goodwill, its net earnings and net worth could be materially adversely affected.

Quipt had approximately $51,000,000 of goodwill recorded on its Consolidated Balance Sheets at September 30, 2024. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If Quipt’s market capitalization drops significantly below the amount of net equity recorded on its balance sheet, it might indicate a decline in its fair value and would require Quipt to further evaluate whether its goodwill has been impaired. If, as part of Quipt’s annual review of goodwill, or if any triggering events are identified on an interim basis indicating a possible impairment of goodwill, Quipt is required to write down all or a significant part of its goodwill, its net earnings and net worth would be materially adversely affected, which could affect Quipt’s flexibility to obtain additional financing. In addition, if Quipt’s assumptions used in preparing its valuations for purposes of impairment testing differ materially from actual future results, Quipt may record impairment charges in the future and its financial results may be materially adversely affected. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, such as estimates of a reporting unit’s fair value, including the revenue growth rates, discount rate, and control premium used to estimate the reporting unit’s fair value, and judgment about impairment triggering events.

Quipt may not be able to generate sufficient cash flow to cover required payments or comply with financial and operating covenants under its long-term debt and long-term operating leases.

Failure to generate sufficient cash flow to cover required payments or comply with financial and operating covenants under Quipt’s long-term debt and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt or operating lease arrangements, which could harm its operating subsidiaries. Quipt may not generate sufficient cash flow from operations to cover required interest, principal and lease payments. In addition, Quipt’s current indebtedness contains restrictive covenants and require Quipt to maintain or satisfy specified coverage tests. These restrictions may interfere with Quipt’s ability to obtain additional advances under its existing credit facility or to obtain new financing or to engage in other business activities, which may inhibit Quipt’s ability to grow its business and increase revenue. In addition, failure by Quipt to comply with these restrictive covenants could result in an event of default which, if not cured or waived, could result in the acceleration of its debt.

Quipt may need additional capital to fund its operating subsidiaries and finance its growth, and Quipt may not be able to obtain it on acceptable terms, or at all, which may limit its ability to grow.

Quipt’s ability to maintain and enhance its operating subsidiaries and equipment to meet regulatory standards, operate efficiently and remain competitive in its markets requires Quipt to commit substantial resources to continued investment in its affiliated facilities and equipment. Additionally, the continued expansion of its business through the acquisition of existing facilities, expansion of existing facilities and construction of new facilities may require additional capital, particularly if Quipt were to accelerate its acquisition and expansion plans. Financing may not be available or may be available only on terms that are not favorable. In addition, some of Quipt’s outstanding indebtedness restricts, among other things, its ability to incur additional debt. If Quipt is unable to raise additional funds or obtain additional funds on acceptable terms, it may have to delay or abandon some or all of its growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of Quipt’s shareholders would be diluted. Any newly issued equity securities may have rights, preferences or privileges senior to those of the Common Shares.

We will continue to incur significantly increased expenses and administrative burdens as a result of being a public company, which could have a material adverse effect on Quipt’s business, financial condition and results of operations.

As a public company, Quipt is subject to the reporting requirements and other obligations of the Exchange Act, the Sarbanes-Oxley Act, including the requirements of Section 404, the Securities Act (British Columbia), applicable national and multilateral instruments, as well as rules and regulations subsequently implemented by the SEC, Canadian securities regulatory authorities, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges. The SEC, Canadian securities regulatory authorities, and other regulators continue to adopt new rules and regulations and make additional changes to existing regulations that require Quipt’s compliance. Regulatory reform may lead to substantial new disclosure obligations, which may lead to additional compliance costs and impact, in ways Quipt cannot currently anticipate, the manner in which Quipt operates its business. Compliance with such requirements may cause Quipt to continue to incur additional accounting, legal and other expenses and may make certain activities more time-consuming. Quipt also incurs costs associated with corporate governance requirements, including requirements under securities laws, as well as rules and regulations implemented by the SEC, Canadian securities regulatory authorities, TSX and Nasdaq. Such rules and regulations increase Quipt’s legal and financial compliance costs and Quipt continues to devote significant time to comply with these requirements. Quipt is currently evaluating and monitoring developments with respect to these rules and regulations and cannot predict or estimate the amount of additional costs it may incur or the timing of such costs.

Quipt has and will continue to incur costs to maintain internal control over financial reporting. It may also be more expensive to obtain director and officer liability insurance. Risks associated with Quipt’s status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. Furthermore, certain of the key personnel of Quipt may be unfamiliar with the requirements of operating a company regulated by the SEC and Canadian securities regulatory authorities, which could cause Quipt to have to expend time and resources helping them become familiar with such requirements. These increased costs will require Quipt to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Risks Related to Our Securities

We may not be able to effectively maintain controls and procedures required by Section 404 of the Sarbanes-Oxley Act that are applicable to us.

As a public company, Quipt is required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in Quipt’s quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting, as well as Canadian securities laws and regulations. To comply with the requirements of being a public company, we may continue to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. These rules and regulations also increase our legal and financial compliance costs and make some activities more time-consuming and costly.

As described in Item 9A, we concluded that our internal control over financial reporting was not effective as of September 30, 2023. Specifically, management did not consistently execute controls to validate the completeness and accuracy of underlying data utilized in the operation of certain manual controls. We have taken a number of measures to remediate the material weakness identified as of September 30, 2023, and such material weakness has been remediated as of September 30, 2024.

If we are not able to maintain internal controls and procedures in accordance with the requirements of applicable securities laws, rules, and regulations, including, without limitation, Section 404 in a timely manner or with adequate compliance, we may not be able to conclude that our internal control over financial reporting is effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our Common Shares. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us.

The change from foreign private issuer to U.S. domestic issuer effective as of October 1, 2024 may result in significant additional costs and expenses to us.

As of March 31, 2024, we determined that we no longer qualify as a “foreign private issuer,” as defined under U.S. securities laws. As a result, effective as of October 1, 2024, we are no longer eligible to use the rules and forms designed for foreign private issuers and we are considered a U.S. domestic issuer. The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer may be significantly more than the costs incurred as a foreign private issuer. Effective as of October 1, 2024, we are required to file periodic and current reports and registration statements on U.S. domestic issuer forms with the SEC, which are generally more detailed and extensive than the forms available to a foreign private issuer. In addition, we are required to comply with U.S. proxy requirements and Regulation FD, and our officers, directors and principal shareholders are subject to the beneficial ownership reporting and short-swing profit recovery requirements in Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are also no longer eligible to rely upon exemptions from corporate governance requirements that are available to foreign private issuers or to benefit from other accommodations for foreign private issuers under the rules of the SEC or Nasdaq, which may involve additional costs.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies or smaller reporting companies may make our Common Shares less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may remain an emerging growth company for up to five years, or until such earlier time as we have more than $1.235 billion in annual revenue, the market value of our stock held by non-affiliates is more than $700 million or we issue more than $1 billion of non-convertible debt over a three-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, being permitted to present only two years of audited financial statements and a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our Common Shares less attractive if we rely on these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. The JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We are also a “smaller reporting company,” as such term is defined in Rule 12b-2 of the Exchange Act, meaning that the market value of our Common Shares held by non-affiliates is less than $250 million. We may continue to be a smaller reporting company if either (i) the market value of our Common Shares held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our Common Shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Fluctuations in the price of Quipt’s securities could contribute to the loss of all or part of your investment.

Our Common Shares are currently listed and posted for trading on the TSX and Nasdaq. The trading price of our Common Shares could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our Common Shares and our Common Shares may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our Common Shares may not recover and may experience a further decline.

Factors affecting the trading price of our Common Shares may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;

●	our operating results failing to meet the expectation of securities analysts, investors or our guidance in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning Quipt or the home medical equipment industry in general;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	our ability to market new and enhanced products on a timely basis;
●	changes in laws and regulations affecting our business;
●	our ability to meet compliance requirements;
●	commencement of, or involvement in, litigation involving us;
●	inability to quickly remediate material weaknesses or the continued identification of material weaknesses in internal control over financial reporting;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of shares of our Common Shares available for public sale;
●	any major change in our board of directors or management;
●	sales of substantial amounts of Common Shares by our directors, executive officers or significant shareholders or the perception that such sales could occur; and
●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism, including the war in Ukraine and the ongoing conflict in the Middle East.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. Securities of small-cap and healthcare companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. In addition, the stock market in general, including each of Nasdaq and the TSX, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. Accordingly, the market price of our Common Shares at any given point in time may not accurately reflect the long-term value of the Company. The trading prices and valuations of these stocks, and of our Common Shares, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our Common Shares also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future. Moreover, securities class-action litigation often has been brought against companies following periods of volatility in the market price of their securities. The Company may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

Because Quipt has no current plans to pay cash dividends on its Common Shares for the foreseeable future, you may not receive any return on investment unless you sell your Common Shares for a price greater than that which you paid for them.

We have never declared or paid any dividends on our Common Shares. We intend, for the foreseeable future, to retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our Common Shares unless you sell our Common Shares for a price greater than that which you paid for them.

Quipt’s normal course issuer bid may have an impact that is not fully reflected in the current stock valuation.

On April 23, 2024, the Board authorized a normal course issuer bid (otherwise known as a share repurchase program) pursuant to which the Company may, through the facilities of the TSX, purchase for cancellation, subject to a daily limit of 7,553 Common Shares, up to 3,626,845 Common Shares from time to time in accordance with applicable securities laws, representing approximately 10% of the Company’s public float (as defined by the TSX) as of the date thereof. The Board believes that, for reasons unrelated to the Company’s performance, the trading price of the Common Shares from time to time may not be reflective of the true value of the Company. The repurchase program does not obligate the Company to acquire a specified number of Common Shares and may be modified, suspended, or discontinued at any time at the Board’s discretion. To date, no Common Shares have been repurchased by the Company under the repurchase program.

Any repurchases that may be made in the future using our existing cash resources. The Company gives no assurances as to when, how much and for what duration stock repurchases may be made. However, stock repurchases may adversely affect the Company if the economy turns downward, as it could leave the Company limited in its ability to obtain cash necessary for ongoing operations or strategic initiatives. In addition, any repurchase of stock may have no positive impact on our stock price. Further, as stock may be repurchased, given the volatility of our stock price, we may repurchase stock at prices which, in hindsight, are materially higher than the subsequent price of our stock.

Provisions in our constating documents and under British Columbia law could make an acquisition of us, which may be beneficial to our shareholders, more difficult and may prevent attempts by our shareholders to replace or remove our current management.

Provisions in our constating documents may discourage, delay or prevent a merger, acquisition or other change in control of us that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for our shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Shares, thereby depressing the market price of our Common Shares. Moreover, Quipt is authorized to issue an unlimited number of Common Shares, an unlimited number of first preferred shares without par value, and an unlimited number of second preferred shares without par value.

In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors. Among other things, these provisions:

●	allow the authorized number of our directors to be changed only by resolution of our board of directors;
●	limit the manner in which shareholders can remove directors from the board;
●	establish advance notice requirements for shareholder proposals that can be acted on at shareholder meetings and nominations to our board of directors;
●	require that shareholder actions must be effected at a duly called shareholder meeting unless the requisite written consent for such actions is obtained in accordance with the Business Corporations Act (British Columbia);
●	authorize our board of directors to issue shares without shareholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
●	require the approval of the holders of at least two-thirds of the votes that all our shareholders would be entitled to cast to amend or repeal certain provisions of our constating documents.

Forward-looking statements may prove to be inaccurate which could have a material adverse effect on Quipt’s business, financial condition and results of operations.

Readers are cautioned not to place undue reliance on forward-looking statements. By their nature, forward-looking statements involve numerous assumptions, known and unknown risks and uncertainties, of both a general and specific nature, that could cause actual results to differ materially from those suggested by the forward-looking statements or contribute to the possibility that predictions, forecasts or projections will prove to be materially inaccurate. Additional information on the risks, assumptions and uncertainties are found in this Annual Report on Form 10-K and in certain of the documents incorporated by reference herein under the heading “Caution Regarding Forward-Looking Statements”.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

The Company has adopted policies and implemented certain controls and procedures that allow its management to assess, identify and manage material risks from cybersecurity threats and for its Board of Directors, through its Audit Committee, to actively oversee the strategic direction, objectives, and effectiveness of the Company’s cybersecurity risk management framework. The Cybersecurity Program is developed and reviewed by the Company’s executive leadership alongside the Company’s Audit Committee and carried out and overseen by the senior person in charge of IT at the Company, currently our Chief Compliance Officer (“CCO”).

The Company’s processes are integrated into its overall enterprise risk management program and compliments the Company’s enterprise-wide risk assessment architecture, as implemented by the Company’s management and as overseen by the Company’s Board of Directors through its Audit Committee.

The Company seeks to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security, and availability of the information that the Company collects and stores by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

To identify and assess material risks from cybersecurity threats, we engage in regular network and endpoint monitoring, vulnerability assessments, penetration testing, and tabletop exercises. We continuously monitor threats and unauthorized access to our information security network.

We have developed incident response plans by using the information gained through testing and monitoring to manage any identified vulnerabilities and further improve our cybersecurity preparedness and response infrastructure. Such plans set forth the actions to be taken in responding to and recovering from cybersecurity incidents, which include triage, assessing the severity of incidents, escalation protocols, containment of incidents, investigation of incidents, and remediation. We also regularly perform phishing tests of our employees and provide annual privacy and security training for all employees. Our security training incorporates awareness of cyber threats (including but not limited to malware, ransomware, and social engineering attacks), password hygiene and incident reporting processes.

We review our cybersecurity risk framework and related policies annually with our senior management to help identify areas for continued focus and improvement. We also engage third parties to review and assess our processes annually.

The Company has also implemented processes to identify, monitor and address material risks from cybersecurity threats associated with our use of third-party service providers, including those in our supply chain or who have access to our systems, data or facilities that house such systems or data. discussing issues to be addressed and recommending securities measures to be improved where possible. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate.

Although in the last three fiscal years we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents, including financial losses, penalties, and settlements, were immaterial, we may experience such incidents in the future and the scope and impact of any such future incidents cannot be predicted. We have described whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, may materially affect or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition in the risk factors titled “Quipt’s business depends on its information systems, including software licensed from or hosted by third parties, and any failure or significant disruption or effective cyber-attack on any of these systems, security breaches or improper disclosure of or loss of data could materially affect our business, results of operations and financial condition.” and “Quipt currently outsources, and from time to time in the future may outsource, a portion of its internal business functions to third-party providers, which has significant risks, and Quipt’s failure to manage these risks successfully could materially adversely affect its business, results of operations, and financial condition.” in Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Governance

Role of the Board of Directors and the Audit Committee

As part of the Board of Directors’ role in overseeing the Company’s enterprise risk management program, which includes our cybersecurity risk management framework, the Board is responsible for exercising oversight of management’s identification and management of, and planning for, material cybersecurity risks that may reasonably be expected to impact the Company. While the full Board has overall responsibility for risk oversight, the Board has delegated oversight responsibility related to risks from cybersecurity threats to the Audit Committee. The Audit Committee is responsible for overseeing the strategic direction, objectives, and effectiveness of the Company’s cybersecurity risk management framework, taking into account the Company’s risk exposures and progress of its risk management processes. The Audit Committee is informed of the Company’s cybersecurity risk management and receives an overview of its cybersecurity program from management at least quarterly. Material cybersecurity risks are also discussed during separate Board meetings as part of the Board’s risk oversight generally.

Role of Management

Our CCO is responsible for management’s oversight of cybersecurity governance, decision-making, risk management, awareness, and compliance across the Company. Our CCO works to employ a cybersecurity program designed to protect the Company’s information systems from cybersecurity threats and to respond to incidents in accordance with the Company’s incident response plan and other policies and procedures.

In the event of a material cybersecurity incident or investigation, management will, in compliance with escalation protocols in place, promptly report to the Audit Committee and the Board, as appropriate, in accordance with the Company’s incident response plan, and other policies and determine the timing of action, and necessary response.

Our CCO has over 20 years of experience in various roles in information technology and information security. He holds a degree in Legal Studies and holds several relevant certifications, including Certified HIPAA Professional (“CHP”).

Item 2. Properties.

The Company’s total space is approximately 700,000 square feet, and consists of warehouse, retail, and administrative offices. The Company leases all but two of its over 135 facilities. The following is a summary of the Company’s largest facilities by location:

		Square
Location	Owned / Leased	Footage	Primary Usage
Wilder, KY	Leased	25,000	Corporate headquarters, warehouse, administrative
Mesa, AZ	Leased	24,300	Warehouse, administrative
Indianapolis, IN	Leased	23,600	Warehouse, administrative
McComb, MS	Leased	15,600	Warehouse, retail
Indianapolis, IN	Leased	15,000	Warehouse, retail
Paducah, KY	Leased	11,500	Warehouse, retail
Lexington. KY	Leased	10,700	Warehouse, retail
Waterville, ME	Leased	10,370	Warehouse, retail
Lincoln, NE	Leased	10,000	Warehouse, retail

Management believes that the Company’s sites are adequate to support the business and that the properties and equipment have been well maintained.

Item 3. Legal Proceedings.

From time to time, the Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes and other business matters. The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.

The Company has received a civil investigative demand from the Department of Justice (“DOJ”) through the U.S. Attorney’s Office for the Northern District of Georgia pursuant to the False Claims Act regarding an investigation relating to the Company’s submission of claims relating to CPAP equipment. The Company is cooperating with the investigation. The DOJ has not indicated to the Company whether it believes the Company engaged in any wrongdoing. In April 2024, the Company received a subpoena from the U.S. Securities and Exchange Commission (the “SEC”) to provide certain documents related to the Company and the DOJ investigation, CID, and financial reporting and disclosure matters (“SEC Subpoena”). Further to the SEC Subpoena, the SEC concluded its investigation in November 2024 and, based on the information it had as at such time, the SEC advised that it did not intend to recommend an enforcement action by it against the Company. Additional governmental agencies could conduct independent investigations relating to this investigation or separate unrelated matters. No assurance can be given as to the timing or outcome of the DOJ’s investigation or that no action may ultimately result from the SEC’s investigation.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

The Company’s Common Shares are listed for trading on the TSX and on Nasdaq, both under the symbol “QIPT”. As of December 11, 2024, there were 83 holders of record of the Company’s Common Shares. The actual number of shareholders is greater than this number of holders of record, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividend Policy

The Company has never declared or paid any dividends on its Common Shares. The Company intends, for the foreseeable future, to retain its future earnings, if any, to finance the Company’s business activities. The payment of future dividends, if any, will be reviewed periodically by the Board and will depend upon, among other things, conditions then existing including earnings, financial conditions, cash on hand, financial requirements to fund business activities, development and growth, and other factors that the Board may consider appropriate in the circumstances. Dividends paid by the Company would be subject to tax and, potentially, withholdings.

Dividends paid or credited or deemed to be paid or credited by the Company to a non-resident of Canada will generally be subject to Canadian withholding tax at the rate of 25%, subject to any applicable reduction in the rate of such withholding under an income tax treaty between Canada and the country where the holder is resident. Under the Canada-United States Tax Convention (1980), as amended, the withholding tax rate in respect of a dividend paid to a U.S. resident shareholder that beneficially owns such dividends is generally reduced to 15%, unless the U.S. resident shareholder is a corporation which owns at least 10% of the voting shares of the Company at that time, in which case the withholding tax rate is reduced to 5%. U.S. resident shareholders may be entitled to claim a foreign tax credit for any Canadian tax withheld, depending on the circumstances.

Unregistered Sale of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

Such information is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Purchase of Equity Securities

On April 23, 2024, the Board authorized a share repurchase program pursuant to which the Company may purchase for cancellation up to 3,626,845 Common Shares from time to time in accordance with applicable securities laws, representing approximately 10% of the Company’s public float (as defined by the TSX) as of such date. The repurchase program does not obligate the Company to acquire a specified number of shares and may be modified, suspended, or discontinued at any time at the Board’s discretion. The repurchase program commenced on May 6, 2024 and will terminate upon the earliest of (i) April 30, 2025, (ii) the Company purchasing the maximum of 3,626,845 Common Shares, and (iii) the Company terminating the program. To date, no Common Shares have been repurchased by the Company under the repurchase program.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the audited consolidated financial statements and the accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described in Item 1A. "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

The consolidated financial statements as of and for the years ended September 30, 2024 and 2023 (the “consolidated financial statements”) of the Company were prepared in accordance with accounting principles generally accepted in the US (“GAAP”).

The consolidated financial statements, which are presented in US dollars, have been prepared under the historical cost convention, as modified by the measurement at fair values of certain financial assets and financial liabilities.

Loss of Foreign Private Issuer Status

As a result of more than 50% of the Company’s outstanding voting securities being held directly or indirectly by residents of the US as of March 31, 2024 and otherwise not qualifying for foreign private issuer status under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company ceased to be a foreign private issuer, as defined in Rule 3b-4 under the Exchange Act, as of October 1, 2024. Accordingly, effective October 1, 2024, the Company is required to commence reporting on forms required by the Exchange Act of US domestic companies, such as periodic reports on Forms 10-K and 10-Q and current reports of Form 8-K. The Company has become subject to US proxy rules. Any securities issued by the Company have become subject to certain rules and restrictions under the Securities Act of 1933, as amended (the “Securities Act”). As disclosed in the risk factors discussed or referred to in the Company’s disclosure documents filed with Securities and Exchange Commission and available at www.sec.gov, and with the securities regulatory authorities in certain provinces of Canada and available at www.sedarplus.ca, compliance with the additional disclosure rules, compliance and timing requirements under the Securities Act, Exchange Act, and other applicable rules and regulations has resulted in increased expenses and require the Company’s management to devote substantial time and resources to comply with the new regulatory requirements.

The impact on becoming a domestic issuer reporting its consolidated financial statements in accordance with accounting principles generally accepted in the US (“GAAP”) as opposed to international financial reporting standards (“IFRS”), commencing with the annual financial statements as of and for the years ended September 30, 2024 and 2023, has been reflected in the financial statements in Item 8. The primary changes related to the year ended September 30, 2023 relate to the following:

-	A reduction of revenues by approximately $10,000,000, with a corresponding elimination of bad debt expense, with no change to net loss.
-	A new caption in the consolidated statement of income (loss) and the consolidated statement of cash flow related to approximately $5,000,000 of right-of-use operating lease amortization and interest with a corresponding reduction in depreciation of approximately $4,000,000 and interest expense of $1,000,000, with no change to net loss.

Overview

Quipt business objective

The growth in the number of elderly patients in the US healthcare market is creating pressure to provide more efficient delivery systems. Healthcare providers, such as hospitals, physicians, and pharmacies, are seeking partners that can offer a range of products and services that improve outcomes, reduce hospital readmissions, and help control costs. Quipt fills this need by delivering a growing number of specialized products and services to achieve these goals. Quipt seeks to provide an ever-expanding line of products and services over larger geographic regions within the US using several growth strategies. With over 140 offices, Quipt employs more than 1,200 personnel in the US.

Future outlook

Our priority continues to be the generation of operational net profit, positive cash flow, and growth in Adjusted EBITDA, a non-GAAP financial measure defined below, in fiscal year 2025 and beyond. As we continue to expand in our existing markets, we plan to leverage our business platforms to enter new markets and expand our product offerings. Our continued business integration and rationalization, and our prior acquisitions, have given us a focus and path towards profitability. We will continue to improve operational efficiencies and call center management as they are key execution points to maintaining our Adjusted EBITDA while growing revenues by cross selling products to existing and acquired patients.

Highlights for the year ended September 30, 2024

●	Increased revenues for the year ended September 30, 2024 to $245.9 million, or 16%, from the year ended September 30, 2023.
●	Increased the number of equipment set-ups to 854,000 for the year ended September 30, 2024 from 754,000 in the prior year, an increase of 13%.
●	Increased the number of respiratory resupply set-ups to 480,000 for the year ended September 30, 2024 from 396,000 in the prior year, an increase of 21%.
●	Generated Adjusted EBITDA (a non-GAAP measure defined below) of $57.9 million, a 14% increase from the prior year, representing 23.5% of revenue.

Selected Annual Information ($ amounts in thousands, except per share amounts)

	As of or for the	As of or for the	As of or for the	As of or for the
	three months ended	three months ended	year ended	year ended
	September	September	September	September
	30, 2024	30, 2023	30, 2024	30, 2023
Number of patients served(1)	153,000	147,000	314,000	286,000
Number of equipment set-ups or deliveries	212,000	209,000	854,000	754,000
Respiratory resupply set-ups or deliveries	120,000	111,000	480,000	396,000
Adjusted EBITDA	$13,369	$14,662	$57,853	$50,631
Total revenues	$61,332	$59,648	$245,915	$211,677
Net income (loss) per share - Basic	$(0.07)	$(0.03)	$(0.16)	$(0.07)
Net income (loss) per share - Diluted	$(0.07)	$(0.03)	$(0.16)	$(0.07)
Total assets			$247,248	$247,408
Total long-term liabilities			$79,207	$75,719
Shareholders' equity			$107,191	$111,115
(1)	The twelve-month periods do not equal the sum of the four respective three-month periods due to some patients being served in multiple three-month periods.

Operating Results

The fiscal year ended September 30, 2024 presented us with a range of challenges that we absorbed in the period, which negatively impacted our financial performance and prevented us from achieving our target of 8 to 10% annualized organic growth. The Medicare 75/25, which had been providing rate relief for certain geographies, was discontinued  as of January 1, 2024. Although this change is still under legislative review, and could return, its immediate cessation had a negative impact on our operating results for the fiscal year ended September 30, 2024. Moreover, in certain regions, we also experienced the withdrawal of Medicare Advantage members due to a capitated agreement engaged with other providers in the industry. We estimate the revenue impact of these items to be a reduction of approximately $5,000,000 for the fiscal year ended September 30, 2024.

The Company uses Change Healthcare, a subsidiary of UnitedHealth Group, to submit patient claims to certain non-Medicare payors for payment. UnitedHealth Group announced that on February 21, 2024, Change Healthcare’s information technology systems were impacted by a cybersecurity incident  (the “Change Healthcare Incident”). This incident significantly impacted the healthcare industry and hindered the ability to process and bill claims in the back half of the quarter, creating a reduction in our cash flow. We believe that the vast majority of claims have now been submitted. While cash collections increased during the six months ended September 30, 2024, we do not believe that we have fully collected certain accounts receivable from the backlog of submitted claims, estimated to be approximately $3,000,000, including collections of claims not directly impacted by the Change Healthcare Incident that were slowed by the diversion of normal collection efforts to address this issue.

Comparison of Results of Operations for the Years and Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the years and three months ended September 30, 2024 and 2023 (amounts in $thousands, except per share amounts):

	For the three	For the three	For the	For the
	months ended	months ended	year ended	year ended
	September 30,	September 30,	September 30,	September 30,
	30, 2024	30, 2023	30, 2024	30, 2023
Total revenues	$61,332	$59,648	$245,915	$211,677
Cost of inventory sold	17,664	16,283	68,925	57,897
Operating expenses	31,446	28,691	122,542	103,224
Right-of-use operating lease amortization and interest	1,362	1,450	5,974	5,131
Depreciation	10,016	9,483	38,490	30,901
Amortization of intangible assets	1,521	1,453	6,091	5,197
Stock-based compensation	330	1,369	2,484	5,280
Acquisition-related costs	7	137	401	1,269
Loss (gain) on sale of property and equipment	(55)	12	(107)	(75)
Interest expense, net	1,524	1,610	6,381	5,541
Loss on extinguishment of debt	—	—	—	30
(Gain) loss on foreign currency transactions	(188)	322	(43)	(108)
Share of loss in equity method investment	67	89	309	89
Change in fair value of derivative liability - interest rate swap	1,122	—	1,122	—
Provision (benefit) for income taxes	(273)	75	109	85
Net loss	$(3,211)	$(1,326)	$(6,763)	$(2,784)
Loss per share
Basic	$(0.07)	$(0.03)	$(0.16)	$(0.07)
Diluted	$(0.07)	$(0.03)	$(0.16)	$(0.07)

Revenue

For the year ended September 30, 2024, revenue totaled $245,915,000, an increase of $34,238,000, or 16%, from the year ended September 30, 2023. This increase is due to the full year benefit of acquisitions during the year ended September 30, 2023 and approximately $7,100,000, or 3%, organic growth.

For the year ended September 30, 2024, sales of medical equipment and supplies totaled $151,607,000, an increase of $26,102,000, or 21%, from the year ended September 30, 2023. This increase is due to the full year benefit of acquisitions during the year ended September 30, 2023, and the focus on sales of respiratory resupply products.

For the year ended September 30, 2024, rentals of medical equipment totaled $94,308,000, an increase of $8,136,000, or 9%, from the year ended September 30, 2023. This increase is primarily due to the full year benefit of acquisitions during the year ended September 30, 2023.

For the three months ended September 30, 2024, revenue totaled $61,332,000, an increase of $1,684,000, or 3%, from the three months ended September 30, 2023. This increase is due to the full three-month benefit of an acquisition during the three months ended September 30, 2023, and approximately 1% organic growth.

Inventory sold

For the year ended September 30, 2024, inventory sold totaled $68,925,000 versus $57,897,000 for the year ended September 30, 2023. The increase in dollars was due to the growth in revenues but increased by a larger percentage than revenues due to a higher mix of sales of medical equipment and supplies relative to total revenue.

For the three months ended September 30, 2024, inventory sold totaled $17,924,000 versus $16,283,000 for the three months ended September 30, 2023. The increase in dollars was due to the growth in revenues but increased by a larger percentage than revenues due to a higher mix of sales of medical equipment and supplies relative to total revenue.

Operating expenses

For the year ended September 30, 2024, operating expenses were $122,542,000, an increase of $19,318,000 from $103,224,000 for the year ended September 30, 2023. The full year impact of the acquisitions during the year ended September 30, 2023, contributed approximately $8,600,000 of the increase. Professional fees related to the CID and the loss in foreign private issuer status contributed $3,298,000, with other increases primarily related to payroll and outbound freight related to the resupply business.

For the three months ended September 30, 2024, operating expenses were $31,446,000, an increase of $2,755,000 from $28,691,000 for the three months ended September 30, 2023. Professional fees related to the CID and the loss of foreign private issuer status contributed $1,093,000, and the full three-month impact of the acquisition during the three months ended September 30, 2023, contributed approximately $600,000. Other increases primarily related to payroll and outbound freight related to the resupply business.

Right-of-use operating lease amortization and interest

Right-of-use operating lease amortization and interest increased to $5,974,000 for the year ended September 30, 2024 from $5,131,000, or 16.4% for the year ended September 30, 2023. The increase was primarily due to the full year impact of the acquisitions during the year ended September 30, 2023.

Right-of-use operating lease amortization and interest decreased slightly to $1,362,000 for the three months ended September 30, 2024 from $1,450,000 for the three months ended September 30, 2023.

Depreciation expense

Depreciation expense increased by $7,589,000 to $38,490,000 for the year ended September 30, 2024. This increase is due to the full year impact of the acquisitions during the year ended September 30, 2023 and other increases to property, equipment, and right-of-use assets.

Depreciation expense increased by $533,000 to $10,016,000 for the three months ended September 30, 2024. This increase is due to the full three-month impact of the acquisition during the three months ended September 30, 2023 and other increases to property, equipment, and right-of-use assets.

Stock-based compensation

Stock-based compensation decreased by $2,796,000 to approximately $2,484,000 for the year ended September 30, 2024 due to timing of the vesting of the grants of restricted stock units and stock options during the years ended September 30, 2024 and 2023 and no new awards being granted during the year ended September 30, 2024.

Stock-based compensation decreased by $1,038,000 to approximately $330,000 for the three months ended September 30, 2024 due to timing of the vesting of the grants of restricted stock units and stock options during the quarters ended September 30, 2024 and 2023 and no new awards being granted during the year ended September 30, 2024.

Acquisition-related costs

Acquisition related costs decreased by $868,000 to $401,000 for the year ended September 30, 2024. This decrease is due to not making any acquisitions during the year ended September 30, 2024.

Acquisition related costs decreased by $129,000 to $7,000 for the three months ended September 30, 2024, due to not making any acquisitions during the year ended September 30 2024.

Interest expense, net of interest income

Interest expense, net of interest income, increased to $6,382,000 for the year ended September 30, 2024 from $5,541,000 for the year ended September 30, 2023. This was primarily due to the higher borrowings on the Company’s senior credit facility, which was primarily a result of the acquisition of Great Elm.

Interest expense, net of interest income, decreased to $1,524,000 in the three months ended September 30, 2024 from $1,610,000 for the three months ended September 30, 2023, due to the benefit of the interest rate swaps.

Share of loss in equity method investment

Share of loss in equity method investment was a loss of $67,000 and $309,000 for the three months and year ended September 30, 2024, respectively. Equity in earnings of investment was a loss of $89,000 for the three months and year ended September 30, 2023. This represents the Company’s pro rata percentage of the net loss of  DMEScripts, LLC, which was acquired in the three months ended September 30, 2023.

Provision (benefit) for income taxes

The provision for income taxes of $109,000 for the year ended September 30, 2024 increased slightly from the $85,000 for the year ended September 30, 2023.

The benefit for income taxes was $273,000 for the three months ended September 30, 2024, as compared to a provision for income taxes of $75,000 for the three months ended September 30, 2023. The benefit primarily relates to the filing of the returns for the year ended September 30, 2023 being more favorable than originally estimated.

Non-GAAP measures

Throughout this MD&A, references are made to a measure which is believed to be meaningful in the assessment of the Company’s performance. This metrics is a non-standard measure under GAAP and may not be identical to similar measures reported by other companies. Readers are cautioned that the disclosure of these items is meant to add to, and not replace, the discussion of financial results as determined in accordance with GAAP. The primary purpose of this non-GAAP measure is to provide supplemental information that may prove useful to investors who wish to consider the impact of certain non-cash or unusual items on the Company’s operating performance. Management uses both GAAP and non-GAAP measures when planning, monitoring, and evaluating the Company’s performance.

Adjusted EBITDA

This MD&A refers to “Adjusted EBITDA,” which is a non-GAAP financial measure that does not have standardized meaning prescribed by GAAP. The Company’s presentation of this financial measure may not be comparable to similarly titled measures used by other companies. This financial measure is intended to provide additional information to investors concerning the Company’s performance.

Adjusted EBITDA is defined as net income (loss), adjusted for net interest expense, depreciation, amortization, right-of-use operating lease amortization and interest, provision (benefit) for income taxes, professional fees related to CID and loss of foreign private issuer status, stock-based compensation, acquisition-related costs, loss on extinguishment of debt, gain (loss) on foreign currency transactions, change in fair value of derivative liability – interest rate swap, and share of loss in equity method investment. Adjusted EBITDA is a non-GAAP measure that the Company uses as an indicator of financial health and excludes several items which may be useful in the consideration of the financial condition of the Company.

Set forth below are descriptions of the material financial items that have been excluded from net income (loss) to calculate Adjusted EBITDA and the material limitations associated with using this non-GAAP financial measure.

●	The amount of interest expense we incur or interest income we generate, including right-of-use interest expense, may be useful for investors to consider and may result in current cash inflows or outflows. However, we do not consider the amount of net interest expense to be a representative component of the day-to-day operating performance of our business.
●	Depreciation and amortization expense, including right-of-use amortization, may be useful for investors to consider because they generally represent the wear and tear on our property and equipment used in our operations and amortization of intangibles valued in acquisitions. However, we do not believe these charges necessarily reflect the current and ongoing cash charges related to our business.
●	Provision (benefit) for income taxes may be useful for investors to consider because it generally represents the taxes which may be payable for the period and may reduce the amount of funds otherwise available for use. However, we do not consider the amount of income tax expense to be a representative component of the day-to-day operating performance of our business.
●	We consider the professional fees related to the CID and the loss of private issuer status to be non-recurring events, and therefore not a representative component of the day-to-day operating performance of our business.
●	Stock-based compensation may be useful for investors to consider because it is a component of compensation received by the Company’s directors, officers, employees, and consultants. However, stock-based compensation is being added back because it is non-cash and because the decisions which gave rise to these expenses were not made to increase revenue in a particular period, but rather were made for the Company’s long-term benefit over multiple periods.
●	Acquisition-related costs may be useful for the investors to consider because they are professional fees directly related to completing the various acquisitions. While the costs are expected to be recurring if the Company continues to make acquisitions, they are generally incurred prior to the inclusion of such acquisitions in the consolidated revenues of the Company.
●	The change in fair value of derivative liability – interest rate swap is added back because it is non-cash in the period of change in the fair value.

The following table is a reconciliation of net loss to Adjusted EBITDA for the indicated periods (amounts in thousands of $):

	For the three	For the three	For the		For the
	months ended	months ended	year ended		year ended
	September	September	September		September
	30, 2024	30, 2023	30, 2024		30, 2023
Net loss	$(3,211)	$(1,326)		$(6,763)	$(2,784)
Add back:
Depreciation and amortization	11,537	10,936		44,581	36,098
Right-of-use operating lease amortization and interest	1,362	1,450	—	5,974	5,131
Interest expense, net	1,524	1,610		6,381	5,541
Provision (benefit) for income taxes	(273)	75		109	85
Professional fees related to CID	937	—		3,143	—
Professional fees related to loss of foreign private issuer status	155	—		155	—
Stock-based compensation	330	1,369		2,484	5,280
Acquisition-related costs	7	137		401	1,269
Loss on extinguishment of debt	—	—		—	30
Gain (loss) on foreign currency transactions	(188)	322		(43)	(108)
Change in fair value of derivative liability - interest rate swap	1,122	—		1,122	—
Share of loss in equity method investment	67	89		309	89
Adjusted EBITDA	$13,369	$14,662		$57,853	$50,631

Use of Proceeds

On November 12, 2021, the Company filed and obtained a receipt for its final short form base shelf prospectus (the “Final Shelf Prospectus”) with the securities commissions in each of the provinces and territories of Canada, and a corresponding registration statement on Form F-10 (the “Registration Statement”) with the SEC under the US/Canada Multijurisdictional Disclosure System. The Final Shelf Prospectus and corresponding Registration Statement allow Quipt to undertake offerings of common shares, preferred shares, debt securities, warrants, subscription receipts and units (collectively, the “Securities”), or any combination thereof, up to an aggregate total of C$200,000,000 from time to time during the 25-month period that the Final Shelf Prospectus remains effective. The Final Shelf Prospectus expired December 12, 2023.

On April 25, 2023, the Company issued a total of 5,409,000 common shares for aggregate gross proceeds of approximately C$42,500,000, or $31,200,000, 5,129,000 of which common shares were issued under the Final Shelf Prospectus and Registration Statement and 280,000 of which common shares were issued in accordance with a concurrent brokered private placement. The net proceeds after underwriters’ commission and other professional fees in connection with the offering was approximately $27,900,000.

The following table provides information about the Company’s recent debt and equity financings and the actual use of proceeds from those financings compared to the intended use of proceeds from the offerings.

Date of Financing	Type of Financing	Gross Proceeds	Initial Intended Use of Net Proceeds	Actual Use of Net Proceeds to Date	Explanation of Variance and Impact on Business Objectives
January 3, 2023	Facility consisting of a delayed-draw term loan facility of $85.0 million, a term loan of $5.0 million, and a $20.0 million revolving credit facility	$71.0 million, consisting of a $64.0 million draw on the delayed-draw term loan facility, and a $7.0 million draw on the revolving credit facility.	The proceeds were expected to be used for acquisitions, working capital, and general corporate requirements.	The proceeds were fully used to acquire Great Elm.	Proceeds have been used as intended.
April 25, 2023	Public and private offering	C$42.5 million ($31.2 million)	The net proceeds were expected to be used for debt repayment, acquisitions, working capital, and general corporate requirements.

After $3.3 million of issuance costs, the net proceeds of $27.9 million was used to:
- retain $10.9 million for working capital, general corporate requirements, and future acquisitions.
- repay the then-outstanding $14.0 million balance on the revolving credit facility
- acquire Southern Pharmaceutical Corporation for a net $3.0 million at closing

Proceeds have been used as intended.

Financial Position

The following table is the Company’s summarized financial position as of September 30, 2024 and 2023 (in $thousands):

	As of	As of
	September 30, 2024	September 30, 2023
Cash	$16,174	$17,209
Accounts receivable, inventory and prepaid assets	56,880	48,224
Property and equipment	37,385	35,503
Right of use assets, net	16,475	17,902
Other assets	120,334	128,570
Total assets	$247,248	$247,408

Accounts payable and other current liabilities	$60,850	$60,574
Long-term liabilities	79,207	75,719
Total liabilities	140,057	136,293
Shareholders’ equity	107,191	111,115
Total liabilities and shareholders’ equity	$247,248	$247,408

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash on hand and its line of credit availability. As of September 30, 2024, the Company had cash on hand of $16,174,000 and revolving credit availability under the Facility, defined below, of $13,677,000. The Company’s approach in managing liquidity is to ensure, to the extent possible, that it will have enough liquidity to meet its liabilities when due. The Company will do so by continuously monitoring actual and expected cash flows and monitoring financial market conditions for signs of weakness. The Company faces minimal liquidity risk in its current financial obligations as they become due and payable.

Cash Flows

The following is a summary of the Company’s cash flows for the following periods:

	For the three	For the three	For the	For the
	months ended	months ended	year ended	year ended
	September 30,	September 30,	September 30,	September 30,
	30, 2024	30, 2023	30, 2024	30, 2023
Net cash flow provided by operating activities	$6,739	$9,668	$35,381	$36,980
Net cash flow used in investing activities	(3,363)	(6,081)	(10,313)	(82,825)
Net cash flow provided by (used in) financing activities	(1,794)	(6,501)	(26,147)	54,430
Effect of exchange rate changes on cash held in foreign currencies	189	(322)	44	108
Net increase (decrease) in cash	$1,771	$(3,236)	$(1,035)	$8,693

Capital management

The Company considers its capital to be shareholders’ equity, which totaled $107,091,000 as of September 30, 2024, and the senior credit facility with a principal amount of $69,223,000 as of September 30, 2024.

The Company raises capital, as necessary, to meet its needs such as funding its working capital requirements and take advantage of perceived opportunities and, therefore, does not have a numeric target for its capital structure. Funds are primarily raised through credit facilities and other long-term debt arrangements, and the issuance of common shares. Management reviews its capital management approach on an ongoing basis and believes that this approach, given the size of the Company, is reasonable.

The Company had the following equity instruments outstanding as of September 30, 2024 and September 30, 2023:

	As of	As of
	September 30, 2024	September 30, 2023
	(000’s)	(000’s)
Common shares	43,090	42,102
Options	3,402	3,957
Restricted stock units	519	1,034

Financing

Historically and currently, the Company has financed its operations from cash flow from operations, equipment loans, debentures, leases, equity financing, and through the issuance of shares to acquire businesses.

Senior Credit Facility

The Company has a $110,000,000 senior credit facility (“the Facility”) with a group of US banks that matures in September 2027. The Facility consists of a delayed-draw term loan facility of $85,000,000, of which $64,000,000 has been drawn; a term loan of $5,000,000, which was drawn at closing; and a $20,000,000 revolving credit facility. The Facility is secured by substantially all assets of the Company and is subject to certain financial covenants, with which the Company was in compliance as of September 30, 2024.

A summary of the outstanding balances related to the Facility as of September 30, 2024 is as follows (in thousands):

	As of	As of
	September 30, 2024	September 30, 2023
Delayed-draw term loan	$58,400	$61,600
Term loan	4,500	4,750
Revolving credit facility	6,323	—
Total principal	69,223	66,350
Deferred financing costs	(1,430)	(1,884)
Net carrying value	$67,793	$64,466

Current portion	3,248	3,352
Long-term portion	64,545	61,114
Net carrying value	$67,793	$64,466

The delayed-draw term loan and the term loan are bearing interest at a weighted average 7.6% as of September 30, 2024. The rate is based on a secured overnight financing rate (“SOFR”), with a floor of 0.5%, plus a spread of 2.1% to 2.85% (2.65% as of September 30, 2024) based on the Company’s leverage ratio and will reprice within three months. The revolving credit facility is bearing interest at 7.7% as of September 30, 2024 and will reprice within one month. The Facility also has fees for unused availability. Due to the near-term repricing of the interest rates, the fair value of the Facility approximates the principal value as of September 30, 2024 and 2023.

To manage the risks of the cash flows related to interest expense, the Company entered into several interest rate swaps on $59,000,000 of the principal amount of the Facility. The swaps carry a fixed SOFR of 3.4% to 4.4%, resulting in a weighted combined rate of 6.8%. The swaps are settled quarterly and mature on September 30, 2025, 2026 and at the Facility’s maturity. Any difference between the Facility’s SOFR rate and the swap’s rate is recorded as interest expense. For the year ended September 30, 2024, a reduction of $311,000 to interest expense was recorded in the condensed consolidated interim statements of income (loss).

As of September 30, 2024, the fair value of the interest rate swap liability was $1,122,000, and is recorded in derivative liability – interest rate swap in the condensed consolidated statements of financial position. The Company has recorded the changes in fair value of derivative liability – interest rate swaps on the consolidated statements of income (loss).

Interest expense on the Facility, including the impact of the interest rate swap agreement, was $5,346,000 and $4,415,000 for the years ended September 30, 2024 and 2023, respectively

The Company has incurred financing costs to obtain and maintain the Facility, which is reflected as a reduction of the outstanding balance and will be amortized as interest expense using the effective interest method over the life of the Facility. During the years ended September 30, 2024 and 2023, $513,000 and $462,000 of amortization of deferred financing costs was recorded, respectively.

Equipment Loans

The Company is offered financing arrangements from the Company’s suppliers and the supplier’s designated financial institution, in which payments for certain invoices or products can be financed and paid over an extended period. The financial institution pays the supplier when the original invoice becomes due, and the Company pays the third-party financial institution over a period of time. In most cases, the supplier accepts a discounted amount from the financial institution and the Company repays the financial institution the face amount of the invoice with no stated interest, in twelve equal monthly installments. The Company uses its incremental borrowing rate of 6.0% to 8.0% to impute interest on these arrangements. The Company has also assumed equipment loans in conjunction with several of its acquisitions. There are no covenants with the loans.

The balance of the loans as of September 30, 2024 is $12,859,000, with substantially all of it due within the next year.

Lease Liabilities

The Company enters into leases for real estate and vehicles. Real estate leases are valued at the net present value of the future lease payments at an incremental borrowing rate of 5.9% to 8.0%. Vehicle leases are recorded at rate implicit in the lease based on the current value and the estimated residual value of the vehicle, equating to rates ranging from 5.1% to 12.8%. Future payments on these liabilities are as follows (in thousands):

Less than 1 year	$12,573
Between 1 and 5 years	27,053
More than 5 years	886
Total	40,512
Less: finance charges	(21,362)
Lease liabilities	19,150
Current portion of lease liabilities	5,867
Long-term portion of lease liabilities	$13,283

Quarterly operating results

Results of operations for the healthcare services market in which the Company operates show little seasonality from quarter to quarter. The increase in revenues from the past year is primarily due to the Company’s acquisitions during the year ended September 30, 2023.

The following table provides selected historical information and other data, which should be read in conjunction with the financial statements of the Company (amounts in thousands except per share amounts).

	As of or for the	As of or for the	As of or for the	As of or for the
	three months ended	three months ended	three months ended	three months ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Revenue	$61,332	$60,759	$61,249	$62,575
Net income (loss)	(3,111)	(1,701)	(1,365)	(586)
Net income (loss) per share - basic	(0.07)	(0.04)	(0.03)	(0.01)
Net income (loss) per share - diluted	(0.07)	(0.04)	(0.03)	(0.01)
Total assets	$247,248	$249,784	$248,614	$243,893

	As of or for the	As of or for the	As of or for the	As of or for the
	three months ended	three months ended	three months ended	three months ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Revenue	$59,648	$57,859	$55,638	$38,532
Net income (loss)	(1,326)	(1,034)	(749)	325
Net income (loss) per share - basic	(0.03)	(0.03)	(0.02)	0.01
Net income (loss) per share - diluted	(0.03)	(0.03)	(0.02)	0.01
Total assets	$247,408	$242,385	$225,543	$131,725

Related party transactions

The Company has six leases for office, warehouse, and retail space with a rental company affiliated with the Company’s Chief Executive Officer, Gregory Crawford, the majority of which were entered into in 2015. The leases have a combined area of 74,520 square feet. Lease payments under these leases are approximately $65,000 per month beginning October 2022, with increases on October 1 of each year equal to the greater of (i) the Consumer Price Index for All Urban Consumers (CPI-U), and (ii) 3%. One lease expires in June 2026 and the remaining five leases expire on September 30, 2029.

Off balance sheet arrangements

The Company has no material undisclosed off-balance sheet arrangements that have or are reasonably likely to have, a current or future effect on its results of operations or financial condition, revenues or expenses results of operations, liquidity, capital expenditures or capital resources.

Critical accounting estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management reviews these estimates, judgments, and assumptions on an ongoing basis, based on experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. Revisions to estimates are adjusted prospectively in the period in which the estimates are revised. Actual results could differ from those estimates.

Estimates where management has made subjective judgments and where there is significant risk of material adjustments to assets and liabilities in future accounting periods include fair value measurements for financial instruments and share-based transactions, useful lives and impairment of non-financial assets (property and equipment and intangible assets), provision for expected credit losses, fair value measurements for assets and liabilities acquired in business acquisitions, and calculation of deferred taxes.

Accounts receivable

The Company estimates that a certain portion of receivables from customers may not be collected and maintains a reserve for expected pricing concessions and insurance denials. The Company evaluates the net realizable value of accounts receivable as of the date of the consolidated balance sheets, considering current and historical cash collections, the age of the accounts receivable, and relevant business conditions. Significant judgments are made in order to incorporate forward-looking information into the estimation of reserves and may result in changes to revenue and accounts receivable period to period which may significantly affect the Company’s results of operations.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. The Company’s inventory consists of finished goods purchased from vendors; therefore, no labor or overhead is included in the inventory cost. Inventory is subsequently recorded within cost of inventory sold on the consolidated statements of income (loss) at the time the inventory is sold. Inventory may be transferred to property and equipment as rental equipment.

The Company reviews inventory for obsolete, redundant, and slow-moving goods, and any such inventories are written down to their estimated net realizable value.

Property, equipment, and right-of-use assets

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized to the property accounts, while maintenance, and repairs which do not extend the useful life of the respective assets, are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

Depreciation of rental equipment commences once it has been delivered to a patient’s address and put in use. Property and equipment and other non-current assets with definite useful lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Intangible assets

The Company has recorded various intangible assets consisting primarily of non-compete agreements, trademarks, customer contracts and customer relationships in connection with various business acquisitions. Non-compete agreements are recognized at the estimated fair value associated with the non-compete agreements entered by the sellers of acquired companies. Trademarks are recognized at the estimated fair value associated with the trade name of the acquired company. Customer contracts are recognized at the estimated fair value of the present value of expected future customer billings based on the statistical life of a customer. Customer relationships are recognized based on the estimated fair value given to the long-term associations with referral sources such as doctors, medical centers, etc.

The Company reviews the estimates for useful lives on an annual basis, or more frequently if events during the year indicate that a change may be required, with consideration given to technological obsolescence and other relevant business factors. A change in management’s estimate could impact depreciation/amortization expense and the carrying value of property and equipment and intangible assets.

The Company periodically evaluates the recoverability of long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and discount rates, reflecting varying degrees of perceived risk. The Company did not have any long-lived asset impairments in the years ended September 30, 2024 or 2023.

Goodwill impairment

The Company tests goodwill for impairment on an annual basis on July 1, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. The Company determines the fair value of our reporting unit using the income approach and market approach to valuation, as well as other generally accepted valuation methodologies. The income approach utilizes a discounted cash flow analysis using management’s assumptions. The market approach compares the reporting unit to similar companies with the assumption that companies operating in the same industry will share similar characteristics and that company values will correlate to those characteristics. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized equal to the difference between the carrying amount and the estimated fair value of the reporting unit. The Company concluded that there was no impairment of goodwill during fiscal 2024 or 2023.

The approach uses cash flow projections based upon a financial forecast approved by management, covering a five-year period. Cash flows for the years thereafter are extrapolated using the estimated terminal growth rate. The risk premiums expected by market participants related to uncertainties about the industry and assumptions relating to future cash flows may differ or change quickly, depending on economic conditions and other events.

Equity method investee

In July 2023, the Company, through QHM Investments I, LLC, acquired an 8.3% ownership in DMEScripts, LLC for $1,500,000. As of September 30, 2024, the Company has cumulatively invested $1,710,000 and has an 8.5% ownership.  DMEScripts, LLC is an independent e-prescribe company in the US that automates the medical equipment ordering process. This technology is dedicated to improving the patient, prescriber, and provider experience by eliminating inefficiencies and reducing paperwork. The investment in DMEScripts, LLC is accounted for using the equity method.

The Company applies the equity method of accounting for investments when it determines it has a significant influence, but not a controlling interest in the investee. Significant influence is determined by considering key factors such as ownership interest, representation on the board of directors, participation in policy making decisions, business relationship and material intra-entity transactions, among other factors.

The equity method investment is reported at cost and adjusted each period for the Company’s share of the investee's income (loss). The Company records “share of loss in equity method investment” on the consolidated statements of income (loss) for its pro rata share ownership percentage of the investee’s net loss. The carrying value of the equity method investment is reported in “other assets” on the consolidated balance sheets.

Foreign currency transactions

Transactions in foreign currencies are initially recorded at the foreign currency spot rate or the rate realized in the transaction. Monetary items are translated at the foreign currency spot rate as of the reporting date and exchange differences from monetary items are recognized in profit or loss. Non-monetary items that are not carried at fair value are translated using the exchange rates at the date of the initial transaction. Non-monetary items measured at fair value in a foreign currency are translated using the exchange rates at the date when the fair value is determined. The assets and liabilities of foreign operations are translated into US dollars at the rate of exchange prevailing at the reporting date and their statements of operations are translated at the average monthly rates of exchange.

Revenue recognition

Revenues are billed to, and collections are received from customers. Because of continuing changes in the health care industry and third-party reimbursement, the consideration receivable from these insurance companies is variable as these billings can be challenged by the payor. Therefore, the amount billed by the Company is reduced to an estimate of the amount that the Company believes will be ultimately allowed by the insurance contract, including co-pays and deductibles. This estimate involves significant judgment including an analysis of past collections and historical modification rates. Management regularly reviews the actual claims approved by the insurance companies, adjusting estimated revenue as necessary.

The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not have any partially or unfilled performance obligations related to contracts with customers and as such, the Company has no contract liabilities during the years ended September 30, 2024 and 2023.

Rental of medical equipment

Revenue that is generated from equipment that the Company rents to patients is primarily recognized over the noncancelable rental period, typically one month, and commences on delivery of the equipment to the patients. Revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare, Medicaid and patients. Rental revenue, less estimated adjustments, is recognized as earned on a straight-line basis over the noncancellable lease term.

Sales of medical equipment and supplies

The Company sells equipment, consumable supplies, and replacement parts to customers and recognizes revenue on delivery, as at that point all performance obligations have been met.

Shipping and handling

The Company provides shipping and handling at no charge in sending product to customers. The Company does not consider this a separate performance obligation since these shipping and handling activities occur before the customer obtains control of the goods. The shipping and handling are considered activities to fulfill the entity’s promise to transfer the goods and are expensed as within operating expenses.

Share-based payments

The Company grants stock options and restricted stock units to employees, members of the Board of Directors, and consultants. The Company measures equity settled share-based payments based on their fair value at the grant date and recognizes compensation expense on a straight-line basis over the vesting period. Fair value is measured using the Black-Scholes Model. In estimating fair value, management is required to make certain assumptions and estimates, such as the expected life of units, volatility of the Company’s future share price, risk-free interest rates, and future dividend yields, at the initial grant date. Changes in assumptions used to estimate fair value could result in materially different results. The Company has elected to recognize the effect of forfeitures in compensation cost when they occur. Previously recognized compensation cost for an award is reversed in the period that the award is forfeited. Further, the Company has elected to use the contractual term as the expected term. Compensation expense is recognized on a straight-line basis, by amortizing the grant date fair value over the vesting period for each separately vesting portion of the award.

Fair value measurement

Financial instruments carried at fair value on the consolidated statements of financial position are classified using a fair value hierarchy that reflects the significance of the inputs used in making the measurements. The fair value hierarchy has the following levels:

Level 1 – Where financial instruments are traded in active financial markets; fair value is determined by reference to the appropriate quoted market price at the reporting date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an ongoing basis;

Level 2 – If there is no active market, fair value is established using valuation techniques, including discounted cash flow models. The inputs to these models are taken from observable market data where possible, including recent arm’s length market transaction and comparisons to the current fair value of similar instruments, but where this is not feasible, inputs such as liquidity risk, credit risk, and volatility are used; and

Level 3 – In this level, fair value determinations are made with inputs other than observable market data.

There were no transfers between the levels of fair value hierarchy during the years ended September 30, 2024 or September 30, 2023.

Loss per share

The Company presents basic and diluted loss per share data for its ordinary shares. Basic loss per share is calculated by dividing the net loss by the weighted average number of Common Shares outstanding during the period. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the loss per share calculations. The Company’s potentially dilutive common share equivalents are stock options and restricted stock units. The years ended September 30, 2024 and 2023 were periods of net losses, therefore, the potentially dilutive common share equivalents are excluded in the determination of dilutive net loss per share because their effect is antidilutive. In order to determine diluted loss per share, it is assumed that any proceeds from the exercise of dilutive instruments would be used to repurchase common shares at the average market price during the period.

Leases

Leases are classified as operating or finance leases based on the terms of the lease agreement and certain characteristics of the identified assets.

The Company’s operating leases are for real estate and range from 2 to 11 years. The Company’s finance leases are for vehicles and range from 2 to 7 years.

The Company’s leases include fixed payments, as well as in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of common area maintenance, operating expenses, and real estate taxes applicable to the property. Variable payments are excluded from the measurements of lease liabilities and are expensed as incurred. Any tenant improvement allowances received from the lessor are recorded as a reduction to rent expense over the term of the lease. Some of the Company’s vehicle lease agreements contain residual value guarantees.

The Company determines if an arrangement is a lease at the inception of the contract. Lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term for those arrangements where there is an identified asset, and the contract conveys the right to control its use. The right-of-use asset is measured at the initial amount of the lease liability. Right-of-use assets are included in property and equipment in the Company's consolidated balance sheets.

Operating lease expense is recognized on a straight-line basis over the term of the lease. Finance lease cost includes a.) depreciation, which is recognized on a straight-line basis over the expected life of the right-of-use asset and included in depreciation in the Company’s consolidated statements of income (loss), and b.) interest expense, which is recognized following an effective interest rate method and is included in interest expense in the Company’s consolidated statements of income (loss).

The Company’s real estate operating leases do not provide an implicit rate that can be easily determined. Therefore, the Company applies its incremental borrowing rate to the lease based on the information available at the commencement date. This estimate impacts the carrying amount of the lease liabilities and the interest expense recorded on the consolidated statement of income (loss). Vehicle finance leases are recorded at the interest rate implicit in the lease based on the current value and the estimated residual value of the vehicle.

Certain leases include one or more options to renew or terminate the lease at the Company’s discretion. When the Company recognizes a lease, it assesses the lease term based on the conditions of the lease and determines whether it is probable that it will choose to extend the lease at the end of the initial lease term. This estimate could affect future results if the Company extends the lease or exercises an early termination option.

The Company accounts for non-lease and lease components to which they relate as a single lease component. Additionally, the Company recognized lease payments under short-term leases with an initial term of twelve months or less, as well as low value assets, as an expense on a straight-line basis over the lease term without recognizing the lease liability and ROU asset.

Income taxes

Deferred taxes are determined based on the differences between the financial statements and the tax bases using rates as enacted in the laws. A valuation allowance is established if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized.

Interest and penalties related to unrecognized tax benefits are recognized in the tax provision. Liabilities for uncertain tax positions are recognized when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. There have not been any material interest or penalties during any of the years presented.

Business combinations

The Company accounts for business combinations using the acquisition method when control is obtained by the Company. The Company measures the consideration transferred, the assets acquired, and the liabilities assumed in a business combination at their acquisition-date fair values. Acquisition-related costs are recognized as expenses in the periods in which the costs are incurred, and the services are received. The excess of the consideration transferred to obtain control, over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed, is recognized as goodwill as of the acquisition date.

Contingent consideration for a business combination is measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination. Contingent consideration that is classified as a liability is measured at subsequent reporting dates at fair value with the corresponding gain or loss being recognized in profit or loss.

Contractual Commitments and Obligations

The following table summarizes the Company’s contractual commitments and obligations as of September 30, 2024 (in $thousands), which are primarily for debt, leasing of offices and other obligations. The leases have been entered into with terms between one and ten years, including optional extensions.

		Less than	1-3	4-5	After 5
	Total	1 year	Years	Years	Years
Debt	$82,386	$22,868	$68	$59,450	$—
Finance lease obligations	22,134	7,113	12,430	2,148	443
Operating leases	114	114	—	—	—
Purchase obligations	—	—	—	—	—
Other obligations	29,310	29,310	—	—	—
Total contractual obligations	$133,944	$59,405	$12,498	$61,598	$443

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to financial risks of varying degrees of significance which would affect its ability to achieve its strategic objectives for growth: market risk (including currency risk and interest rate risk), credit risk, and liquidity risk. These risks arise from the normal course of operations and all transactions are undertaken to support the Company’s ability to continue as a going concern. Risk management is carried out by management under policies approved by the Board of Directors. The Company’s overall risk management program seeks to minimize potential adverse effects on the Company’s financial performance.

Credit risk

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss. Financial instruments that potentially subject the Company to credit risk are primarily cash and accounts receivable. Substantially all of the Company’s cash is maintained with three major financial institutions, one of which is the administrative agent for the Company’s senior credit facility. At times, the cash in the financial institutions is in excess of the amount insured by the Federal Deposit Insurance Corporation. Substantially all accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, and directly from patients. Receivables generally are collected within industry norms. The Company continuously monitors collections from its clients and maintains a reserve for expected losses based upon historical experience and any specific payor collection issues that are identified.

As of September 30, 2024, the Company has 13% of its accounts receivable with Medicare. As this is a US government program, we believe there is very little credit risk associated with these balances. No other customer represented more than 10% of outstanding accounts receivable.

Currency risk

Currency risk is the risk that the Company will be subject to foreign currency fluctuations in its cash balances denominated in foreign currencies. All of the Company’s sales and inventory sold and almost all of the Company’s operating expenses are in US dollars. Cash is maintained in both US dollars and Canadian dollars. Consequently, the Company is exposed to foreign exchange fluctuations. The Company will continue to maintain cash balances in both US and Canadian dollars, but management anticipates that it will not purchase any securities or financial instruments to speculate on currency fluctuations or engage in any currency hedging programs.

The Company’s objective in managing its foreign currency risk is to monitor foreign exchange rates and minimize its net exposures to foreign currency cash flows by generally holding most of its cash in US dollars. However, at times, including at September 30, 2024, the Company does temporarily hold significant cash in Canadian dollars. During the twelve months ended September 30, 2024, the Company recognized a foreign currency gain of approximately $43,000, due to favorable movements in the exchange rates. The Company monitors foreign currency exposures and from time to time could authorize the use of derivative financial instruments such as forward foreign exchange contracts to economically hedge a portion of foreign currency fluctuations.

Based on the exposure of Canadian cash at September 30, 2024, depreciation or appreciation of the Canadian dollar against the US dollar could result in a significant effect on net income or loss. The Company has not employed any foreign currency hedging programs.

Interest rate risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The interest rate on the credit facility has a variable rate that can be fixed for a maximum of six months. During the year ended September 30, 2024, the Company entered into interest rate swap agreements whereby $59,000,000 of principal will receive a fixed rate. With $69,223,000 of borrowings on this facility at September 30, 2024, each 1% increase would result in an additional $10,223 of annual interest expense. The interest on the Company’s other debt is either imputed or has a fixed rate and is not subject to cash flow interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Report of the Independent Registered Public Accounting Firm (BDO USA, P.C., Cincinnati, Ohio, PCAOB #243)

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Quipt Home Medical Corp.

Wilder, KY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of Quipt Home Medical Corp. (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of income (loss), changes in shareholders’ equity, and cash flows for each of the two years in the period ended September 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2022.

Cincinnati, Ohio

December 16, 2024

Quipt Home Medical Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Expressed in thousands of US dollars, except per share amounts)

	As of	As of
	September 30,	September 30,
	2024	2023
ASSETS
Current assets
Cash	$16,174	$17,209
Accounts receivable, net	29,116	25,978
Inventory	20,853	18,414
Prepaid and other current assets	6,911	3,832
Total current assets	73,054	65,433
Long-term assets
Property and equipment, net	37,385	35,503
Right of use assets, net	16,475	17,902
Goodwill	50,733	52,825
Intangible assets, net	67,953	74,040
Equity method investment	1,311	1,411
Other assets	337	294
Total long-term assets	174,194	181,975
TOTAL ASSETS	$247,248	$247,408

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$35,363	$32,018
Current portion of equipment loans	12,804	14,114
Current portion of lease liabilities	5,867	5,122
Current portion of senior credit facility	3,248	3,352
Deferred revenue	3,568	4,511
Purchase price payable	—	1,457
Total current liabilities	60,850	60,574
Long-term liabilities
Equipment loans	55	233
Lease liabilities	13,283	14,028
Derivative liability - interest rate swap	1,122	—
Senior credit facility	64,545	61,114
Deferred income taxes	202	344
TOTAL LIABILITIES	140,057	136,293

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY
Capital stock
Common shares, no par value, unlimited shares authorized; 43,091,273 and 42,102,471 issued and outstanding as of September 30, 2024 and 2023	—	—
Preferred Shares, no par value, unlimited shares authorized, none issued and outstanding as of September 30, 2024 and 2023	—	—
Additional paid in-capital	277,762	274,923
Accumulated deficit	(170,571)	(163,808)
TOTAL SHAREHOLDERS' EQUITY	107,191	111,115
TOTAL LIABILITIES AND EQUITY	$247,248	$247,408

The accompanying notes are an integral part of these consolidated financial statements

Quipt Home Medical Corp.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Expressed in thousands of US dollars, except per share amounts)

	Year Ended	Year Ended
	September 30,	September 30,
	2024	2023
Revenue
Rentals of medical equipment	$94,308	$86,172
Sales of medical equipment and supplies	151,607	125,505
Total revenues	245,915	211,677
Cost of inventory sold	68,925	57,897
Operating expenses	122,542	103,224
Right-of-use operating lease amortization and interest	5,974	5,131
Depreciation	38,490	30,901
Amortization of intangible assets	6,091	5,197
Stock-based compensation	2,484	5,280
Acquisition-related costs	401	1,269
Gain on disposals of property and equipment	(107)	(75)
Operating income	1,115	2,853
Financing expenses
Interest expense	7,168	5,910
Interest income	(787)	(369)
Loss on extinguishment of debt	—	30
Gain on foreign currency transactions	(43)	(108)
Share of loss in equity method investment	309	89
Change in fair value of derivative liability - interest rate swap	1,122	—
Loss before taxes	(6,654)	(2,699)
Provision for income taxes	109	85
Net loss	$(6,763)	$(2,784)

Net income (loss) per share (Note 15)
Basic loss per share	$(0.16)	$(0.07)
Diluted loss per share	$(0.16)	$(0.07)
Weighted average number of common shares outstanding:
Basic	42,501	38,607
Diluted	42,501	38,607

The accompanying notes are an integral part of these consolidated financial statements

Quipt Home Medical Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY

(Expressed in thousands of US dollars, except per share amounts)

	Number of			Total
	Shares	Additional Paid-	Accumulated	shareholders'
	(000’s)	In Capital	Deficit	equity
Balance September 30, 2022	35,605	$240,571	$(161,024)	$79,547
Net loss	—	—	(2,784)	(2,784)
Acquisition of Great Elm	432	2,060		2,060
Issuance of shares, net of issuance costs of $3,303	5,409	27,866		27,866
Settlement of restricted stock units	526	(1,338)		(1,338)
Stock options exercised	130	484		484
Stock-based compensation	—	5,280		5,280
Balance September 30, 2023	42,102	$274,923	$(163,808)	$111,115
Net loss	—	—	(6,763)	(6,763)
Settlement of restricted stock units	469	(213)	—	(213)
Stock options exercised	519	568	—	568
Stock-based compensation	—	2,484	—	2,484
Balance September 30, 2024	43,090	$277,762	$(170,571)	$107,191

The accompanying notes are an integral part of these consolidated financial statements

Quipt Home Medical Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of US dollars, except per share amounts)

	Year Ended September 30,
	2024	2023
Operating activities
Net loss	$(6,763)	$(2,784)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,581	36,098
Stock-based compensation	2,484	5,280
Gain on disposals of property and equipment	(107)	(75)
Loss on extinguishment of debt	—	30
Amortization of financing costs and accretion of purchase price payable	551	591
Gain on foreign currency transactions	(43)	(108)
Share of loss in equity method investment	309	89
Change in fair value of derivative liability - interest rate swap	1,122	—
Deferred income taxes	342	(548)
Right-of-use operating lease amortization and interest	5,974	5,131
Payments of operating leases, including interest	(5,386)	(4,622)
Adjustments to purchase price payable	(29)	(96)
Change in working capital, net of acquisitions:
Net increase in accounts receivable	(3,294)	(3,063)
Net increase in inventory	(3,420)	(60)
Net increase in prepaid and other current assets	(3,124)	(2,239)
Net (decrease) increase in deferred revenue	(943)	240
Net increase in accounts payables and accrued liabilities	3,127	3,116
Net cash flow provided by operating activities	35,381	36,980
Investing activities
Purchase of property and equipment	(10,313)	(6,852)
Cash proceeds from sale of property and equipment	210	65
Cash paid for acquisitions, net of cash acquired	(210)	(76,038)
Net cash flow used in investing activities	(10,313)	(82,825)
Financing activities
Repayments of equipment loans and SBA loan	(26,792)	(20,447)
Repayments of finance leases	(1,579)	(821)
Issuance of delayed-draw term loan under senior credit facility	—	64,000
Repayments of senior credit facility	(3,450)	(2,650)
Borrowings on the revolving credit facility	17,100	16,500
Repayments on the revolving credit facility	(10,777)	(23,500)
Issuance costs relating to credit facility	(60)	(581)
Issuance of shares, net of issuance costs	—	27,866
Settlement of restricted stock units	(213)	(1,338)
Proceeds from exercise of stock options	568	484
Payments of purchase price payable	(944)	(5,083)
Net cash flow (used in) provided by financing activities	(26,147)	54,430
Net increase (decrease) in cash	(1,079)	8,585
Effect of exchange rate changes on cash held in foreign currencies	44	108
Cash, beginning of year	17,209	8,516
Cash, end of year	$16,174	$17,209

Supplemental cash flow information
Cash paid for interest	$(6,826)	$(6,026)
Cash paid for income taxes	(1,249)	(680)
Operating lease additions	4,229	7,938
Equipment loan additions	25,304	23,615
Finance lease additions	1,975	1,159
Purchases of property and equipment in ending accounts payable	214	—

The accompanying notes are an integral part of these consolidated financial statements

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

1.Nature of operations

Reporting entity

Quipt Home Medical Corp. (“Quipt” or the “Company”) was incorporated under the Business Corporations Act (Alberta) on March 5, 1997. On December 30, 2013, pursuant to a Certificate of Continuance, the Company changed its jurisdiction of governance by continuing from Alberta into British Columbia. The Company’s head office is located at 1019 Town Drive, Wilder, Kentucky 41076, and its registered office is located at Suite 2700, 1133 Melville Street, Vancouver, British Columbia V6E 4E5.

All significant operating decisions are based on analysis of the Company as a whole; accordingly, the Company operates in one business segment, which is the sale and rental of medical equipment and related devices.

The Company’s common shares are traded on the Nasdaq Capital Market and the Toronto Stock Exchange, both under the symbol “QIPT”.

2.Basis of Presentation and summary of significant accounting policies

Basis of accounting

These consolidated financial statements as of and for the years ended September 30, 2024 and 2023 (the “Consolidated Financial Statements”) of the Company were prepared in accordance with accounting principles generally accepted in the US (“GAAP”).

The consolidated financial statements, which are presented in US dollars, have been prepared under the historical cost convention, as modified by the measurement at fair values of certain financial assets and financial liabilities.

Historically, the Company qualified as a foreign private issuer and prepared its consolidated financial statements in accordance with International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board (IASB). Effective October 1, 2024, the Company no longer qualifies as a foreign private issuer as defined in Rule 405 of Regulation C under the Securities Act and Rule 3b-4 under the Exchange Act and therefore has become a domestic filer and must file this Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 and in accordance with GAAP. The Company’s consolidated financial statements were prepared in accordance with GAAP retrospectively for the year ended September 30, 2023.

The consolidated financial statements of the Company are presented in US dollars, which is the Company’s functional currency, determined using management’s judgment that the primary economic environment in which it will derive its revenues and expenses incurred to generate those revenues is the US.

Basis of measurement

These consolidated financial statements have been prepared on a going concern basis that assumes that the Company will continue its operations for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of operation.

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated. The Company’s consolidated entities, which all have a functional currency of US dollars and ownership of 100%, are as follows:

100 W. Commercial Street, LLC	Medical West Healthcare Center, LLC
Acadia Medical Supply, Inc.	Metro-Med, Inc.
Access Respiratory Home Care, L.L.C.	Metro-Med, Inc. - Los Alamitos
Alliance Home Care & Mobile Diagnostics, L.L.C.	Metro-Med, Inc. - Ventura
At Home Health Equipment, LLC	NorCal Respiratory, Inc.
Black Bear Medical, Inc.	Northwest Medical, LLC
Black Bear Medical Group, Inc.	Oxygen Plus
Black Bear Medical NH, Inc.	Patient-Aids, Inc.
Care Medical Atlanta, LLC	Patient Home Monitoring, Inc
Care Medical of Athens, Inc.	QHM Holdings, Inc.
Care Medical of Augusta, LLC	QHM Investments I, LLC
Care Medical of Gainesville, LLC	Quipt Home Medical, Inc.
Care Medical Partners, LLC	Rejuvenight, LLC
Care Medical Savannah, LLC	Resource Medical, Inc.
Central Oxygen, Inc.	Resource Medical Group Charleston, LLC
Coastal Med-Tech Corp.	Resource Medical Group, LLC
Cooley Medical Equipment, Incorporated	Respicare, Inc.
Focus Respiratory, LLC	Riverside Medical, Inc.
Good Night Medical, LLC	RTA Homecare, LLC
Good Night Medical of Ohio, LLC	Semo Drugs - Care Plus of Mo, Inc.
Good Night Medical of Texas, Inc	Sleep Health Diagnostics, LLC
Great Elm Healthcare, LLC	Sleepwell, LLC
Health Technology Resources, LLC	Southeastern Biomedical Services, LLC
Heartland Health Therapy, LLC	Southern Pharmaceutical Corporation
Heckman Healthcare Service & Supplies Inc.	Thrift Home Care, Inc.
Hometown Medical LLC	Tuscan, Inc.
Legacy Oxygen and Home Care Equipment, LLC	United Respiratory Services, LLC
Mayhugh Drugs, Inc.	West Home Healthcare, Inc.
Med Supply Center, Inc.

Use of estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management reviews these estimates, judgments, and assumptions on an ongoing basis, based on experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. Revisions to estimates are adjusted prospectively in the period in which the estimates are revised. Actual results could differ from those estimates.

Estimates where management has made subjective judgments and where there is significant risk of material adjustments to assets and liabilities in future accounting periods include fair value measurements for financial instruments and share-

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

based transactions, useful lives and impairment of non-financial assets (property and equipment and intangible assets), provision for expected credit losses, fair value measurements for assets and liabilities acquired in business acquisitions, and calculation of deferred taxes.

Accounts receivable

Due to the nature of our industry and the reimbursement environment in which the Company operates, certain estimates are required to record total net revenues and accounts receivable at their net realizable values, including estimating variable consideration. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements, contractual terms, and the uncertainty of reimbursement amounts for certain services may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial, or account review. Net realizable values are estimated based on a number of factors, including age of the receivables, changes in customer payment patterns, historical experience, industry trends, and current economic conditions.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. The Company’s inventory consists of finished goods purchased from vendors; therefore, no labor or overhead is included in the inventory cost. Inventory is subsequently recorded within cost of inventory sold sales on the consolidated statements of operations at the time the inventory is sold. Inventory is transferred to property and equipment as rental equipment at the time of rental revenue recognition.

The Company reviews inventory for obsolete, redundant, and slow-moving goods, and any such inventories are written down to their estimated net realizable value.

Property, equipment, and right-of-use assets

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized in the property accounts, while maintenance and repairs which do not extend the useful life of the respective assets, are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

The estimated useful lives of the assets are as follows:

Description	Estimated Useful Life
Rental equipment	1	-	5 years
Right-of-use real estate	Life of lease 2	-	11 years
Right-of-use vehicles	Life of lease 2	-	7 years
Vehicles	1	-	5 years
Leasehold improvements	Life of lease 1	-	11 years
Buildings			25 years
Office and technology equipment			5 years

Depreciation of rental equipment commences once it has been delivered to a patient and put in use. Property and equipment and other non-current assets with definite useful lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

Intangible assets

The Company has recorded various intangible assets consisting of customer relationships, customer contracts, trade names and non-compete agreements, in connection with various business acquisitions. Customer relationships are recognized based on the estimated fair value given to the long-term associations with referral sources such as doctors, hospitals, and sleep centers. Customer contracts are recognized at the estimated fair value of the present value of expected future customer billings based on the statistical life of a customer Trade names are recognized at the estimated fair value associated with the trade name of the acquired company. Non-compete agreements are recognized at the estimated fair value associated with the non-compete agreements entered into by the sellers of acquired companies. Definite life intangible assets are amortized on a straight-line basis over the estimated useful lives of the related assets as follows:

Description	Estimated Useful Life
Customer relationships	10	-	20 years
Customer contracts			2 years
Trade names			10 years
Non-compete agreements			5 years

The Company reviews the estimates for useful lives on an annual basis, or more frequently if events during the year indicate that a change may be required, with consideration given to technological obsolescence and other relevant business factors. A change in management’s estimate could impact depreciation/amortization expense and the carrying value of property and equipment and intangible assets.

The Company periodically evaluates the recoverability of long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and discount rates, reflecting varying degrees of perceived risk, which are Level 3 unobservable inputs. The Company did not have any long-lived asset impairments in the years ended September 30, 2024 or 2023.

Goodwill impairment

The Company tests goodwill for impairment on an annual basis on July 1, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. The Company determines the fair value of our reporting unit using the income approach (a Level 3 fair value input) and market approach (a Level 2 fair value input) to valuation, as well as other generally accepted valuation methodologies. The income approach utilizes a discounted cash flow analysis using management’s assumptions. The market approach compares the reporting unit to similar companies with the assumption that companies operating in the same industry will share similar characteristics and that company values will correlate to those characteristics. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized equal to the difference between the carrying amount and the estimated fair value of the reporting unit. The Company concluded that there was no impairment of goodwill during fiscal 2024 or 2023.

The approach uses cash flow projections based upon a financial forecast approved by management, covering a five-year period. Cash flows for the years thereafter are extrapolated using the estimated terminal growth rate. The risk premiums expected by market participants related to uncertainties about the industry and assumptions relating to future cash flows may differ or change quickly, depending on economic conditions and other events.

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

Equity method investee

In July 2023, the Company, through QHM Investments I, LLC, acquired an 8.3% ownership in DMEScripts, LLC for $1,500,000. As of September 30, 2024, the Company has cumulatively invested $1,710,000 and has an 8.5% ownership.  DMEScripts, LLC is an independent e-prescribe company in the US that automates the medical equipment ordering process. This technology is dedicated to improving the patient, prescriber, and provider experience by eliminating inefficiencies and reducing paperwork. The investment in DMEScripts, LLC is accounted for using the equity method.

The Company applies the equity method of accounting for investments when it determines it has a significant influence, but not a controlling interest in the investee. Significant influence is determined by considering key factors such as ownership interest, representation on the board of directors, participation in policy making decisions, business relationship and material intra-entity transactions, among other factors.

The equity method investment is reported at cost and adjusted each period for the Company’s share of the investee's income (loss). The Company records “share of loss in equity method investment” on the consolidated statements of income (loss) for its pro rata share ownership percentage of the investee’s net loss.

Foreign currency transactions

Transactions in foreign currencies are initially recorded at the foreign currency spot rate or the rate realized in the transaction. Monetary items are translated at the foreign currency spot rate as of the reporting date and exchange differences from monetary items are recognized in profit or loss. Non-monetary items that are not carried at fair value are translated using the exchange rates at the date of the initial transaction. Non-monetary items measured at fair value in a foreign currency are translated using the exchange rates at the date when the fair value is determined. The assets and liabilities of foreign operations are translated into US dollars at the rate of exchange prevailing at the reporting date and their statements of operations are translated at the average monthly rates of exchange.

Revenue recognition

Revenues are billed to, and collections are received from customers. Because of continuing changes in the health care industry and third-party reimbursement, the consideration receivable from these insurance companies is variable as these billings can be challenged by the payor. Therefore, the amount billed by the Company is reduced to an estimate of the amount that the Company believes will be ultimately allowed by the insurance contract, including co-pays and deductibles. This estimate involves significant judgment including an analysis of past collections and historical modification rates. Management regularly reviews the actual claims approved by the insurance companies, adjusting estimated revenue as necessary.

The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not have any partially or unfilled performance obligations related to contracts with customers and as such, the Company has no contract liabilities during the years ended September 30, 2024 and 2023.

Rental of medical equipment

Revenue that is generated from equipment that the Company rents to patients is primarily recognized over the noncancelable rental period, typically one month, and commences on delivery of the equipment to the patients. Revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

private insurers, prepaid health plans, Medicare, Medicaid and patients. Rental revenue, less estimated adjustments, is recognized as earned on a straight-line basis over the noncancellable lease term.

Sales of medical equipment and supplies

The Company sells equipment, consumable supplies, and replacement parts to customers and recognizes revenue on delivery, as at that point all performance obligations have been met.

Shipping and handling

The Company provides shipping and handling at no charge in sending product to customers. The Company does not consider this a separate performance obligation since these shipping and handling activities occur before the customer obtains control of the goods. The shipping and handling are considered activities to fulfill the entity’s promise to transfer the goods and are expensed as within operating expenses.

Stock-based compensation

The Company grants stock options and restricted stock units to employees, members of the Board of Directors, and consultants. The Company measures equity settled share-based payments based on their fair value at the grant date and recognizes compensation expense on a straight-line basis over the vesting period. Fair value is measured using the Black-Scholes Model. In estimating fair value, management is required to make certain assumptions and estimates, such as the expected life of units, volatility of the Company’s future share price, risk-free interest rates, and future dividend yields, at the initial grant date. Changes in assumptions used to estimate fair value could result in materially different results. The Company has elected to recognize the effect of forfeitures in compensation cost when they occur. Previously recognized compensation cost for an award is reversed in the period that the award is forfeited. Further, the Company has elected to use the contractual term as the expected term. Compensation expense is recognized on a straight-line basis, by amortizing the grant date fair value over the vesting period for each separately vesting portion of the award.

Fair value measurement

Financial instruments carried at fair value on the consolidated statements of financial position are classified using a fair value hierarchy that reflects the significance of the inputs used in making the measurements. The fair value hierarchy has the following levels:

Level 1 – Where financial instruments are traded in active financial markets, fair value is determined by reference to the appropriate quoted market price at the reporting date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an ongoing basis;

Level 2 – If there is no active market, fair value is established using valuation techniques, including discounted cash flow models. The inputs to these models are taken from observable market data where possible, including recent arm’s length market transaction and comparisons to the current fair value of similar instruments, but where this is not feasible, inputs such as liquidity risk, credit risk, and volatility are used; and

Level 3 – In this level, fair value determinations are made with inputs other than observable market data.

There were no transfers between the levels of fair value hierarchy during the years ended September 30, 2024 or September 30, 2023.

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

Loss per share

The Company presents basic and diluted loss per share data for its ordinary shares. Basic loss per share is calculated by dividing the net loss by the weighted average number of Common Shares outstanding during the period. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the loss per share calculations. The Company’s potentially dilutive common share equivalents are stock options and restricted stock units. The years ended September 30, 2024 and 2023 were periods of net losses, therefore, the potentially dilutive common share equivalents are excluded in the determination of dilutive net loss per share because their effect is antidilutive. In order to determine diluted loss per share, it is assumed that any proceeds from the exercise of dilutive instruments would be used to repurchase common shares at the average market price during the period.

Leases

Leases are classified as operating or finance leases based on the terms of the lease agreement and certain characteristics of the identified assets.

The Company’s operating leases are for real estate and range from 2 to 11 years. The Company’s finance leases are for vehicles and range from 2 to 7 years.

The Company’s leases include fixed payments, as well as in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of common area maintenance, operating expenses, and real estate taxes applicable to the property. Variable payments are excluded from the measurements of lease liabilities and are expensed as incurred. Any tenant improvement allowances received from the lessor are recorded as a reduction to rent expense over the term of the lease. Some of the Company’s vehicle lease agreements contain residual value guarantees.

The Company determines if an arrangement is a lease at the inception of the contract. Lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term for those arrangements where there is an identified asset, and the contract conveys the right to control its use. The right-of-use asset is measured at the initial amount of the lease liability. Right-of-use assets are included in property and equipment in the Company's consolidated balance sheets.

Operating lease expense is recognized on a straight-line basis over the term of the lease. Finance lease cost includes a.) depreciation, which is recognized on a straight-line basis over the expected life of the right-of-use asset and included in depreciation in the Company’s consolidated statements of income (loss), and b.) interest expense, which is recognized following an effective interest rate method and is included in interest expense in the Company’s consolidated statements of income (loss).

The Company’s real estate operating leases do not provide an implicit rate that can be easily determined. Therefore, the Company applies its incremental borrowing rate to the lease based on the information available at the commencement date. This estimate impacts the carrying amount of the lease liabilities and the interest expense recorded on the consolidated statement of income (loss). Vehicle finance leases are recorded at the interest rate implicit in the lease based on the current value and the estimated residual value of the vehicle.

Certain leases include one or more options to renew or terminate the lease at the Company’s discretion. When the Company recognizes a lease, it assesses the lease term based on the conditions of the lease and determines whether it is probable that it will choose to extend the lease at the end of the initial lease term. This estimate could affect future results if the Company extends the lease or exercises an early termination option.

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

The Company accounts for non-lease and lease components to which they relate as a single lease component. Additionally, the Company recognized lease payments under short-term leases with an initial term of twelve months or less, as well as low value assets, as an expense on a straight-line basis over the lease term without recognizing the lease liability and ROU asset.

Income taxes

Deferred taxes are determined based on the differences between the financial statements and the tax bases using rates as enacted in the laws. A valuation allowance is established if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized.

Interest and penalties related to unrecognized tax benefits are recognized in the tax provision. Liabilities for uncertain tax positions are recognized when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. There are not any material interest or penalties during any of the years presented.

Business combinations

The Company accounts for business combinations using the acquisition method when control is obtained by the Company. The Company measures the consideration transferred, the assets acquired, and the liabilities assumed in a business combination at their acquisition-date fair values. Acquisition-related costs are recognized as expenses in the periods in which the costs are incurred, and the services are received. The excess of the consideration transferred to obtain control, over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed, is recognized as goodwill as of the acquisition date.

Contingent consideration for a business combination is measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination. Contingent consideration that is classified as a liability is measured at subsequent reporting dates at fair value with the corresponding gain or loss being recognized in profit or loss.

Financial instruments concentration of credit risk

The Company maintains cash with various major financial institutions which generally exceeds federally insured limits. The Company performs periodic evaluations of the financial institutions in which its cash is invested.

Derivatives financial instruments

The Company is exposed to risks related to changes in interest rates. The financial risk management program is designed to manage the exposure arising from cash flow variability and uses derivative financial instruments to minimize this risk. The Company does not enter into derivative financial instruments for trading or speculative purposes.

The Company’s derivative instruments consist of interest rate swap contracts. Derivative instruments are recorded in the consolidated balance sheets and the changes in the fair values of these interest rate swap contracts are recorded on the consolidated statements of income/(loss).

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

Recently adopted accounting pronouncements

On October 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. Further, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-04 and ASU 2019-05 to provide additional guidance on the credit losses standard. While the adoption of ASC 326 could result in a higher allowance recorded in the future for credit losses on receivables within the scope of the standard due to the prescribed measurement principles, the impact of the adoption on the Company's consolidated financial statements was not material.

Recently issued accounting pronouncements

The Company is an “emerging growth company” as defined by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can selectively delay the adoption of all accounting standards until those standards would otherwise apply to private companies. The Company has elected to utilize this exemption and, as a result, the consolidated financial statements may not be comparable to the financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. To date, however, the Company has not delayed the adoption of any accounting standards except as noted below. Section 107 of the JOBS Act provides that the Company can elect to opt out of the extended transition period at any time, which election is irrevocable.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid by jurisdiction. The ASU is effective for public business entities' annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting ("Topic 280"), which requires disclosure of incremental segment information, including significant segment expenses that are regularly provided to the chief operating decision maker and to disclose how reported measures of segment profit or loss are used in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU No. 2024-01, Compensation-Stock Compensation ("Topic 718"), which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of ASC 718. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures.

In March 2024, the SEC issued its final climate disclosure rule, which requires registrants to provide climate-related disclosures in their annual reports and registration statements. The new disclosure requirements will be effective for the Company beginning with its annual report for the year ending September 30, 2025. In April 2024, the SEC stayed its final climate rule to allow for a judicial review of pending legal challenges. The Company is currently evaluating the impact

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

these rules will have on its consolidated financial statements and related disclosures and will monitor the litigation progress relating to these rules for possible impacts on the disclosure requirements under the rules.

3.Acquisitions of and investment in businesses

Prior year acquisitions

Acquisition of Great Elm Healthcare, LLC

On January 3, 2023, the Company, through QHM Holdings, LLC, acquired Great Elm Healthcare, LLC (“Great Elm”). Great Elm is an Arizona-based company with operations in seven states in the same industry as the Company. The purchase price was $73,569,000, comprised of $72,689,000 in cash at closing to the sellers, plus 431,996 Quipt common shares at a closing price per share of $4.77 for $2,060,000, less $820,000 of cash acquired, and less $360,000 for cash received from a working capital adjustment. The cash at closing was obtained from the delayed-draw term loan and revolving credit facility of the senior credit facility described in Note 9. The Company has determined that the transaction is an acquisition of a business under ASC 805 Business Combinations, and it has been accounted for by applying the acquisition method. The Company expensed $10,000 and $1,238,000 of professional fees in conjunction with the acquisition for the fiscal years ended September 30, 2024 and 2023, respectively.

The pro forma revenues and net income for Great Elm for the year ended September 30, 2023 as if the acquisition had occurred on October 1, 2022, was approximately $67,500,000 and $2,300,000, respectively, of which approximately $50,800,000 and $2,100,000 were recognized in the period from January 3, 2023 to September 30, 2023.

The fair value of the acquired assets and liabilities is as follows:

Accounts receivable	$5,531
Inventory	1,398
Prepaid and other current assets	584
Property, equipment, and right of use assets	13,261
Goodwill	22,826
Intangible asset - customer relationships	42,000
Intangible asset - trade name	5,820
Other assets	161
Accounts payable	(6,085)
Accrued liabilities	(3,845)
Deferred revenue	(1,022)
Equipment loans	(4,259)
Lease liabilities	(2,801)
Net assets acquired	$73,569
Cash paid at closing	$72,689
Cash received from working capital adjustment	(360)
Cash acquired	(820)
Equity issued at closing	2,060
Consideration paid or payable	$73,569

The goodwill is attributable to expected synergies from the combining operations. All of the goodwill is deductible for income tax purposes.

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

Acquisition of Southern Pharmaceutical Corporation

On September 1, 2023, the Company, through QHM Holdings, LLC, acquired Southern Pharmaceutical Corporation (“Southern”). Southern is a Mississippi-based company with operations in three states in the same industry as the Company. The purchase price was $3,782,000, comprised of $3,153,000 in cash to the sellers at closing, plus $753,000 of holdbacks paid during the year ended September 30, 2024, less $124,000 of cash acquired. The Company has determined that the transaction is an acquisition of a business under ASC 805, and it has been accounted for by applying the acquisition method. The Company expensed $120,000 and $24,000 of professional fees in conjunction with the acquisition during the fiscal years ended September 30, 2024 and 2023, respectively.

The pro forma revenues and net income for Southern for the year ended September 30, 2023, as if the acquisition had occurred on October 1, 2022, was approximately $10,100,000 and $1,000,000, respectively, of which approximately $800,000 and $200,000 were recognized in the period from September 1, 2023 to September 30, 2023.

The fair value of the acquired assets and liabilities is as follows:

Accounts receivable	$845
Inventory	1,374
Prepaid and other current assets	4
Property, equipment, and right of use assets	3,290
Goodwill	243
Intangible asset - customer relationships	2,190
Intangible asset - trade name	300
Intangible asset - non-compete agreements	40
Accounts payable	(1,483)
Accrued liabilities	(196)
Deferred revenue	(212)
Equipment loans	(1,063)
Lease liabilities	(1,142)
Deferred income taxes	(408)
Net assets acquired	$3,782
Cash paid at closing	$3,153
Cash acquired	(124)
Cash to be paid after closing, included in purchase price payable	753
Consideration paid or payable	$3,782

The goodwill is attributable to expected synergies from the combining operations. None of the goodwill is deductible for income tax purposes.

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

Purchase price payable

The purchase price payable included on the consolidated statements of financial position relates to holdbacks of Southern and others from prior years, less payments and adjustments made. Below is the movement in purchase price payable for the years ended September 30, 2024 and 2023:

Balance, September 30, 2022	$5,778
Addition from acquisitions	1,274
Accretion of interest	128
Derecognition of purchase price payable	(640)
Payments	(5,083)
Balance, September 30, 2023	$1,457
Accretion of interest	37
Derecognition of purchase price payable	(550)
Payments	(944)
Balance, September 30, 2024	$—

4.Prepaid and other current assets

Following is a summary of prepaid and other current assets as of September 30, 2024 and 2023:

	As at September 30,	As of September 30,
	2024	2023
Vendor rebates	$2,798	$2,211
Prepaid insurance	1,904	825
Prepaid income taxes	1,283	424
Other	926	372
Total	$6,911	$3,832

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

5.Property, equipment, and right-of-use assets

Following is a summary of property, equipment, and right-of-use assets as of September 30, 2024 and 2023:

	As at September 30,	As of September 30,
	2024	2023
Rental equipment	64,568	61,683
Vehicles	3,296	2,516
Leasehold improvements	2,403	2,117
Office and technology equipment	1,130	1,124
Land	160	160
Buildings	930	930
Projects in process	360	—
Property and equipment, gross	72,847	68,530
Less: accumulated depreciation	(35,462)	(33,027)
Property and equipment, net	$37,385	$35,503

Right-of-use real estate	$23,510	$21,227
Right-of-use vehicles	5,498	4,211
Right of use, gross	29,008	25,438
Less: accumulated amortization	(12,533)	(7,536)
Right of use, net	$16,475	$17,902

Rental equipment transferred from inventory during the fiscal years ended September 30, 2024 and 2023 was $33,566,000 and $29,279,000, respectively. For the years ended September 30, 2024 and 2023, the Company obtained equipment loans (Note 9) of $25,304,000 and $23,615,000, respectively, with the balance of $8,262,000 and $5,664,000 paid in cash, respectively.

6.Goodwill and intangible assets

Goodwill continuity

Following is the activity in goodwill for the years ended September 30, 2024 and 2023:

Balance, September 30, 2022	$28,208
Adjustments to prior year acquisitions	(544)
Acquisitions during the year ended September 30, 2023:
Great Elm	22,826
Southern	2,335
Balance, September 30, 2023	$52,825
Adjustments related to final purchase price allocation for Southern acquisition	(2,092)
Balance, September 30, 2024	$50,733

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

Intangible assets

Following is a summary of intangible assets as of September 30, 2024 and 2023:

	As of September 30,	As of September 30,
	2024	2023
Customer relationships	$79,088	$79,088
Trade names	11,581	11,581
Customer contracts	3,851	3,851
Non-compete agreements	710	710
Intangible assets, gross	95,230	95,230
Less: accumulated amortization	(27,277)	(21,190)
Intangible assets, net	$67,953	$74,040

As of September 30, 2024, estimated annual amortization for intangible assets for each of the next five years and thereafter is approximately:

Estimated
Year Ending September 30,	Amortization
2025	$6,016
2026	5,776
2027	5,723
2028	5,594
2029	5,587
Thereafter	39,257
Intangible assets, net	$67,953

7.Accounts payable and accrued liabilities

Following is a summary of accounts payable and accrued liabilities as of September 30, 2024 and 2023:

	As of September 30,	As of September 30,
	2024	2023
Accounts payable	$29,310	$24,736
Accrued compensation	4,576	4,927
Other	1,477	2,355
Total	$35,363	$32,018

8.Deferred revenue

Activity for deferred revenue for the years ended September 30, 2024 and 2023 is as follows:

	For the year ended	For the year ended
	September 30, 2024	September 30, 2023
Beginning balance	$4,511	$3,036
Acquisitions	—	1,234
Operations	(943)	241
Ending balance	$3,568	$4,511

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

9.Long-term debt and lease liabilities

Senior credit facility

The Company has a $110,000,000 senior credit facility (“the Facility”) with a group of US banks that matures in September 2027. The Facility consists of a delayed-draw term loan facility of $85,000,000, of which $64,000,000 has been drawn; a term loan of $5,000,000, which was drawn at closing; and a $20,000,000 revolving credit facility. The Facility is secured by substantially all assets of the Company and is subject to certain financial covenants, with which the Company was in compliance as of September 30, 2024.

A summary of the balances on the Facility as of September 30, 2024 and 2023 is as follows:

	As of	As of
	September 30, 2024	September 30, 2023
Delayed-draw term loan	$58,400	$61,600
Term loan	4,500	4,750
Revolving credit facility	6,323	—
Total principal	69,223	66,350
Deferred financing costs	(1,430)	(1,884)
Net carrying value	$67,793	$64,466

Current portion	3,248	3,352
Long-term portion	64,545	61,114
Net carrying value	$67,793	$64,466

As of September 30, 2024, scheduled future repayments of the Facility are as follows:

Year Ending September 30,	Amount
2025	$3,450
2026	3,450
2027	69,223
Total	$76,123

The delayed-draw term loan and the term loan are bearing interest at a weighted average 7.6% as of September 30, 2024. The rate is based on a secured overnight financing rate (“SOFR”), with a floor of 0.5%, plus a spread of 2.1% to 2.85% (2.65% as of September 30, 2024) based on the Company’s leverage ratio and will reprice within three months. The revolving credit facility is bearing interest at 7.7% as of September 30, 2024 and will reprice within one month. The Facility also has fees for unused availability. The fair value of the Facility was determined considering market conditions, credit worthiness and the current terms of debt, which is considered Level 2 on the fair value hierarchy. Due to the near-term repricing of the interest rates, the fair value of the Facility approximates the principal value as of September 30, 2024 and 2023.

To manage the risks of the cash flows related to interest expense, the Company entered into several interest rate swaps on $59,000,000 of the principal amount of the Facility. The swaps carry a fixed SOFR of 3.4% to 4.4%, resulting in a weighted combined rate of 6.8%. The swaps are settled quarterly and mature on September 30, 2025, 2026 and at the Facility’s maturity. Any difference between the Facility’s SOFR rate and the swap’s rate is recorded as interest expense. For the year

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

ended September 30, 2024, a reduction of $311,000 to interest expense was recorded in the consolidated statements of income (loss).

As of September 30, 2024, the fair value of the interest rate swap liability, which was determined using Level 2 inputs of market conditions on future expected interest rates, credit worthiness, and the current terms of debt, was $1,122,000, and is recorded in derivative liability – interest rate swap in the condensed consolidated statements of financial position. The Company has recorded the changes in fair value of derivative liability – interest rate swaps on the consolidated statements of income (loss).

Interest expense on the Facility, including the impact of the interest rate swap agreement, was $5,346,000 and $4,415,000 for the years ended September 30, 2024 and 2023, respectively

The Company has incurred financing costs to obtain and maintain the Facility, which is reflected as a reduction of the outstanding balance and will be amortized as interest expense using the effective interest method over the life of the Facility. During the years ended September 30, 2024 and 2023, $513,000 and $462,000 of amortization of deferred financing costs was recorded, respectively.

Equipment Loans

The Company is offered financing arrangements from the Company’s suppliers and the supplier’s designated financial institution, in which payments for certain invoices or products can be financed and paid over an extended period. The financial institution pays the supplier when the original invoice becomes due, and the Company pays the third-party financial institution over a period of time. In most cases, the supplier accepts a discounted amount from the financial institution and the Company repays the financial institution the face amount of the invoice with no stated interest, in twelve equal monthly installments. The Company uses its incremental borrowing rate of 6.0% to 8.0% to impute interest on these arrangements. The Company has also assumed equipment loans in conjunction with several of its acquisitions.

There are no covenants with the loans and the carrying value of the equipment that is pledged as security against the loans is $22,871,000 and $20,262,000 as of September 30, 2024 and 2023, respectively.

Following is the activity in equipment loans for the years ended September 30, 2024 and 2023:

	Year Ended	Year Ended
	September 30, 2024	September 30, 2023
Beginning Balance	$14,347	5,707
Additions:
Acquisitions	—	5,322
Operations	25,304	23,615
Repayments	(26,792)	(20,297)
Ending Balance	12,859	14,347
Current portion, due during the year ended September 30, 2025	12,804	14,114
Long-term portion, due during the year ended September 30, 2026	$55	$233

Leases Liabilities

The Company enters into leases for real estate and vehicles. Real estate leases are operating leases and are valued at the net present value of the future lease payments at the incremental borrowing rate . Vehicle leases are finance leases and recorded at the rate implicit in the lease based on the current value and the estimated residual value of the vehicle, if any.

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

Below is the movement in lease liabilities for the years ended September 30, 2024 and 2023 respectively:

	Finance	Operating	Total
Balance, September 30, 2022	$1,993	$8,506	$10,499
Additions during the period:
Acquisitions	583	3,361	3,944
Operations	1,159	7,938	9,097
Lease terminations	—	(13)	(13)
Repayments	(821)	(3,556)	(4,377)
Balance, September 30, 2023	$2,914	$16,236	$19,150
Additions during the period:
Operations	1,975	4,229	6,204
Lease terminations	—	(438)	(438)
Repayments	(1,579)	(4,187)	(5,766)
Balance, September 30, 2024	$3,310	$15,840	$19,150

Future payments pursuant to lease liabilities are as follows:

Year Ending September 30,	Operating	Finance	Total
2025	$5,518	$1,537	$7,055
2026	4,610	1,039	5,649
2027	3,301	682	3,983
2028	2,360	428	2,788
2029	1,697	68	1,765
2030	450	—	450
Thereafter	443	—	443
Gross lease payments	18,379	3,754	22,133
Less amounts relating to interest	(2,539)	(444)	(2,983)
Lease liabilities	$15,840	$3,310	$19,150

The components of finance lease expense are as follows:

		Years ended September, 30
	Classification	2024	2023
Finance lease expense:
Amortization of lease assets	Depreciation	$1,262	$983
Interest on lease liabilities	Interest expense	262	187
Total finance lease cost		$1,524	$1,170

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

Other information relating to leases is as follows:

	As of	As of
	September 30, 2024	September 30, 2023
Weighted average remaining lease term (years)
Operating leases	4.1	4.5
Finance leases	2.8	2.3

Weighted average discount rate
Operating leases	7.4%	7.4%
Finance leases	8.5%	8.5%

SBA Loan

In conjunction with an acquisition in 2021, the Company assumed an SBA Loan. The loan was paid off during the year ended September 30, 2023 and a loss on extinguishment of long-term debt of $30,000 was recorded.

10.Shareholders’ Equity

Authorized share capital

The Company’s authorized share capital consists of an unlimited number of common shares and an unlimited number of preferred shares issuable in series. The preferred shares issuable in series will have the rights, privileges, restrictions, and conditions assigned to the series upon the Board of Directors approving their issuance.

Issued share capital

The Company has only one class of common shares outstanding. Common shares are classified as equity, and costs related to the issuance of shares are recognized as a reduction of equity.

Issuance of common shares

In April 2023, the Company completed a bought deal public offering and brokered private placement. The Company issued a total of 5,409,000 common shares for aggregate gross proceeds of approximately C$42,500,000, or $31,200,000. Underwriters received a commission of approximately C$2,100,000, or $1,500,000, and other professional fees of approximately $1,800,000 were incurred for net proceeds of approximately $27,900,000. A portion of the net proceeds were used to fully pay down the revolver portion of the Facility during the twelve months ended September 30, 2023.

Employee, director, and consultant options

The Company has a stock option plan, which it uses for grants to directors, officers, employees, and consultants. Options granted under the plan are non-assignable and may be granted for a term not exceeding ten years. Stock options having varying vesting periods, and the options granted during the year ended September 30, 2023 vest quarterly over eight or twelve quarters.

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

A summary of stock options is provided below:

		Weighted
	Number of options (000’s)	average exercise price
Balance, September 30, 2022	3,751	C$	4.24
Granted	435		8.30
Exercised	(130)		5.01
Expired	(48)		6.94
Forfeited	(51)		7.22
Balance, September 30, 2023	3,957	C$	4.49
Exercised	(520)		1.50
Expired	(31)		7.35
Forfeited	(4)		8.48
Balance, September 30, 2024	3,402	C$	4.91

At September 30, 2024, the Company had 3,158,000 vested stock options with a weighted average exercise price of C$4.66. The weighted average share price on the dates of exercise during the years ended September 30, 2024 and 2023 was C$4.48 and C$8.69, respectively.

The fair value of the stock options granted during the year ended September 30, 2023 was C$5.43. The Company used the Black-Scholes option pricing model calculated using the following assumptions:

Year Ended
September 30,
2023
Share price at grant date	C$8.30
Risk-free interest rate	3.29%
Expected volatility	51.95%
Expected life of option	10 years
Expected dividend yield	Nil

Restricted stock units

The Company also grants restricted stock units to directors, officers, employees, and consultants. Each unit represents the right to receive one common share, and vests over a period of one to two years from the grant date and are generally settled in the calendar year after vesting. The number of shares issued was less than the number of units settled due to the officers’ election to receive a reduced number of shares to satisfy their tax withholding obligations. These tax withholdings resulted in cash outflows of $213,000 and $1,338,000 for the years ended September 30, 2024 and 2023, respectively.

The fair value of the restricted stock units on the date of grant are discounted to reflect the difference between the vesting dates and the expected issuance dates, to be expensed over the respective vesting periods with an increase to contributed surplus.

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

A summary of restricted stock units is provided below:

	Number	Weighted average
	of units (000’s)	grant-date price
Balance, September 30, 2022	930	C$	8.34
Settled	(727)		8.30
Granted	831		8.30
Balance, September 30, 2023	1,034	C$	8.34
Settled	(515)		8.38
Balance, September 30, 2024	519	C$	8.30

Unrecognized compensation expense related to nonvested shares of stock options, restricted stock, and performance units was $430,000 at September 30, 2024 and will be recognized over a weighted average vesting period of 0.4 years. For the years ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense as follows:

	Year Ended	Year Ended
	September 30,	September 30,
	2024	2023
Restricted stock units	$1,639	$3,383
Stock options	845	1,897
Stock-based compensation expense	$2,484	$5,280

11.Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings arising from the ordinary course of business, including governmental investigations or other actions or lawsuits stemming from a failure to comply with laws or regulations.

The Company has received a civil investigative demand from the Department of Justice (“DOJ”) through the U.S. Attorney’s Office for the Northern District of Georgia pursuant to the False Claims Act regarding an investigation concerning whether the Company may have caused the submission of false claims to government healthcare programs for CPAP equipment. The Company is cooperating with the investigation. The DOJ has not indicated to the Company whether it believes the Company engaged in any wrongdoing. In April 2024, the Company received a subpoena from the U.S. Securities and Exchange Commission (the “SEC”) to provide certain documents related to the Company and the DOJ investigation, CID, and financial reporting and disclosure matters (“SEC Subpoena”). Further to the SEC Subpoena, the SEC concluded its investigation in November 2024 and, based on the information it had as at such time, the SEC advised that it did not intend to recommend an enforcement action by it against the Company. Additional governmental agencies could conduct independent investigations relating to this investigation or separate unrelated matters. No assurance can be given as to the timing or outcome of the DOJ’s investigation or that no action may ultimately result from the SEC’s investigation.

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

12.Operating expenses

	Year Ended	Year Ended
	September 30,	September 30,
	2024	2023
Payroll and employee benefits	$78,905	$67,720
Facilities, other than leases	5,623	5,000
Billing	11,030	9,140
Professional fees	6,288	3,561
Outbound freight	5,466	4,157
Vehicle fuel and maintenance	4,675	4,166
Bank and credit card fees	2,121	1,752
Technology	1,592	1,461
Insurance	1,549	1,651
All other	5,293	4,616
Total operating expenses	$122,542	$103,224

13.Income taxes

The Company’s US and foreign income before taxes were as follows:

	Year Ended	Year Ended
	September 30,	September 30,
	2024	2023
US	$(1,770)	$2,145
Foreign	(4,884)	(4,844)
	$(6,654)	$(2,699)

The details of the Company’s income tax provision (benefit) are set forth below:

	Year Ended	Year Ended
	September 30,	September 30,
	2024	2023
Current provision (benefit):
Federal	$—	$—
Foreign	—	—
State	(233)	633
	(233)	633
Deferred provision (benefit):
Federal	369	(668)
Foreign	—	—
State	(27)	120
	342	(548)
Provision for income taxes	$109	$85

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

The reconciliation of the Company’s income taxes calculated at the US federal statutory rate to its effective tax rate is set forth below:

	Year Ended	Year Ended
	September 30,	September 30,
	2024	2023
US federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	3.2	(22.9)
Statutory rate differential attributable to foreign operations	1.6	10.7
Executive compensation	(3.4)	(25.3)
Stock-based compensation	3.2	(23.5)
Change in valuation allowances	(24.1)	38.2
Other	(3.1)	(1.3)
Effective income tax rate	(1.6)%	(3.1)%

The statutory rate differential attributable to foreign operations is derived from local country taxes levied on the Company’s operations in Canada.

The change in valuation allowance relates to the Company’s deferred tax assets that it generated or utilized during the current year as well as changes in the Company’s assessment regarding its likelihood of using its deferred tax assets. The Company considered all the positive and negative evidence available to determine whether it is more likely than not that tax benefit from utilization of the deferred tax assets will ultimately be realized. Based upon that evidence, the Company determined that only a portion of its deferred tax assets will be utilized in the future to offset taxable income generated by the reversal of its deferred tax liabilities.

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

Deferred tax

The Company’s deferred tax assets (liabilities) are comprised of the following:

	Year Ended	Year Ended
	September 30,	September 30,
	2024	2023
Deferred tax assets:
Net and capital operating loss carryforwards	$16,469	$16,524
Lease liabilities	4,777	4,519
Reserve for accounts receivable	2,074	2,481
Accrued and stock-based compensation	3,146	3,107
Goodwill	11,551	13,448
Interest	2,459	1,252
Other	964	621
Share issuance costs	540	839
Total deferred tax assets	41,980	42,791
Deferred tax assets valuation allowances	(19,089)	(17,667)
Deferred tax asset, net	$22,891	$25,124
Deferred tax liabilities:
Property, equipment, and right of use assets, net	$(9,080)	$(10,153)
Intangible assets, net	(14,013)	(15,313)
Total deferred tax liabilities	$(23,093)	$(25,466)
Net deferred tax assets (liabilities)	$(202)	$(342)

The activity of the Company’s valuation allowance is as follows:

	Year Ended	Year Ended
	September 30,	September 30,
	2024	2023
Balance at beginning of year	$(17,667)	$(8,011)
Increases	(1,422)	(9,656)
Balance at end of year	$(19,089)	$(17,667)

The US loss carryforwards of approximately $20,000,000 expire in 2030 through 2038 whereas the remaining US loss of approximately $14,000,000 can be carried forward indefinitely.

The Canadian non-capital loss carry-forwards of approximately $28,000,000 have various expiry dates starting in 2027 through 2044. The net capital losses of approximately $1,000,000 can be carried forward indefinitely.

The Company does not have unrecognized tax benefits due to uncertain tax positions. Management has determined that it is more likely than not that all tax positions that the Company has recorded in its income tax provision and tax returns would be sustained upon examination by the taxing authorities. There are no audits currently in progress.

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

14.Related party transactions

The Company has six leases for office, warehouse, and retail space with a rental company affiliated with the Company’s Chief Executive Officer, the majority of which were entered into in 2015. The leases have a combined area of 74,520 square feet. Lease payments under these leases are approximately $65,000 per month in total beginning October 2022, with increases on October 1 of each year equal to the greater of (i) the Consumer Price Index for All Urban Consumers (CPI-U), and (ii) 3%. One lease expires in June 2026 and the remaining five leases expire on September 30, 2029.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act) are designed to provide reasonable assurance that (i) information required to be disclosed by the Company in reports that it files or submits to the Canadian securities regulatory authorities or the SEC, as applicable, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in the Company’s reports filed with the Canadian securities regulatory authorities or the SEC, as applicable, is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate "ICFR" (as such term is defined in National Instrument 52-109 Certification of Disclosure in Issuers’ Annual and Interim Filings) and "internal control over financial reporting" (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) (together, “ICFR”). Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with IFRS. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures recorded by us are being made only in accordance with authorizations of our management and Board of Directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of September 30, 2024, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of

Directors. Based on its assessment and review with the Audit Committee, management concluded that, as of September 30, 2024, the Company’s internal control over financial reporting was effective.

Remediation of previously reported material weakness and changes in internal control over financial reporting.

Management has concluded that a material weakness in our internal control over financial reporting existed as of September 30, 2023. The material weakness related to controls to validate the completeness and accuracy of underlying data utilized in the operation of the certain manual controls.

Management has completed its design and implementation of what we believe are effective measures to strengthen our internal controls over financial reporting and remediate the material weakness. Our executed internal control remediation efforts included:

-	a complete evaluation of all manual controls as to design and operating effectiveness,
-	a comprehensive review of the source systems where the data resides and extracted, and
-	more robust review of the data, increased support and evidence of the completeness and accuracy of the data, and enhanced documentation of review.

During the three months ended September 30, 2024, the Company completed its testing of the operating effectiveness of internal controls impacted by these remediation efforts and determined that the material weakness has been effectively remediated as of September 30, 2024.

Changes in internal control over financial reporting.

Other than the actions we have taken to remediate the material weakness described above for the fiscal year ended September 30, 2023, there were no other changes in our internal control over financial reporting (as described in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended September 30, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

Insider Trading Arrangements and Policies

The Company has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers and employees, as well as by the Company itself. The Company believes these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the 2025 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after September 30, 2024.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the 2025 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after September 30, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated by reference to the 2025 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after September 30, 2024.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to the 2025 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after September 30, 2024.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the 2025 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after September 30, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.Financial Statements:

The following Consolidated Financial Statements of Quipt Home Medical Corp. and subsidiaries, management’s report and the report of the independent registered public accounting firm are incorporated by reference in Part II, Item 8 of this Form 10-K.

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Statements of Financial Position
●	Consolidated Statements of Income (Loss)
●	Consolidated Statements of Shareholders’ Equity
●	Consolidated Statements of Cash Flows
●	Notes to Consolidated Financial Statements

2.Financial Statement Schedules:

These schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the Consolidated Financial Statements or Notes thereto.

Exhibits

3.1*#	Notice of Articles
3.2*	Articles
4*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Amended and Restated Credit and Guaranty Agreement dated September 16, 2022 (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 6-K filed on January 24, 2023)
10.1.1

Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement and Limited Consent dated January 3, 2023 (incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form 6-K filed on January 24, 2023)

10.2	Membership Interest Purchase Agreement dated January 3, 2023 (incorporated by reference to Exhibit 99.4 to the Registrant’s Report on Form 6-K filed on January 24, 2023)
10.3	Equity Distribution Agreement dated May 15, 2023 (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 6-K filed on May 16, 2023)
10.4*†˄	Employment Agreement with Gregory Crawford
10.5*†˄	Employment Agreement with Hardik Mehta
10.6†

2019 Stock Option Plan, as amended and form of stock option agreement there under (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on July 16, 2021)

10.7†	2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.99 to the Registrant’s Registration Statement on Form 40-F filed on May 14, 2021)
10.7.1†	Form of Stock Option Agreement under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 filed on July 16, 2021)
10.7.2†	Form of Restricted Stock Unit Agreement under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 filed on July 16, 2021)
10.8†	2024 Equity Inventive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on April 12, 2024)
10.8.1†*	Form of Stock Option Agreement under 2024 Equity Incentive Plan
10.8.2†*	Form of Restricted Stock Unit Agreement under 2024 Equity Incentive Plan
10.9†*	Form of the Indemnity Agreement between the Registrant and each of its directors and executive officers
19*	Insider Trading Policy
21*	Subsidiaries of the Registrant
23*	Consent of BDO USA, P.C.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Policy for Recovery of Erroneously Awarded Incentive Compensation
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and incorporated by reference to Exhibit 101)

†	Represents a management contract or compensatory plan or arrangement.
*	Filed herewith.
**

This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Quipt Home Medical Corp. specifically incorporates it by reference.

#	Certain information contained in this exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K.
˄

Portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K as the Registrant has determined that (i) the omitted information is not material, and (ii) the omitted material is of the type that the Registrant treats as private or confidential.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Wilder, State of Kentucky.

QUIPT HOME MEDICAL CORP.

	By	/s/ Gregory Crawford
Gregory Crawford, Chief Executive Officer
December 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory Crawford (Gregory Crawford)	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	December 16, 2024

/s/ Hardik Mehta (Hardik Mehta)	Chief Financial Officer (Principal Financial Officer)	December 16, 2024

/s/ Thomas Roehrig (Thomas Roehrig)	Executive VP of Finance (Principal Accounting Officer)	December 16, 2024

/s/ Mark Greenberg (Mark Greenberg)	Director	December 16, 2024

/s/ Brian Wessel (Brian Wessel)	Director	December 16, 2024

/s/ Kevin Carter (Dr. Kevin Carter)	Director	December 16, 2024