Form 10-Q
period 2024-12-31
Quipt Home Medical Corp.
filed 2025-02-10
CIK 1540013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40413

Quipt Home Medical Corp.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1019 Town Drive

Wilder, KY 41076

(Address of principal executive offices, including zip code)

(859) 878-2220

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common Shares, no par value	QIPT	The Nasdaq Capital Market Toronto Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of February 7, 2025, there were 43,091,273 of the registrant’s common shares outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Item 2, contains certain “forward-looking information” within the meaning of Canadian securities legislation and “forward-looking statements” within the meaning of applicable US securities regulations, including the US Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based upon the current beliefs, expectations, and assumptions regarding the future of its business, future plans and strategies, and other future conditions of the Company. Forward-looking statements can be identified by the words such as “expect”, “likely”, “may”, “will”, “would”, “could”, “should”, “continue”, “contemplate”, “intend”, or ”anticipate”, “believe”, “envision”, “estimate”, “expect”, “plan”, “predict”, “project”, “target”, “potential”, ”proposed”, “estimate” and other similar words, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussions of strategy. Forward-looking statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance, or other statements that are not statements of fact. Such forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q.

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

Page	1

Forward-looking statements speak only as at the date they are made and are based on information currently available and on the then current expectations. A number of factors could cause actual events, performance, or results to differ materially from what is projected in the forward-looking statements. Readers are cautioned that forward-looking statements are not based on historical facts but instead are based on reasonable assumptions and estimates of management of the Company at the time they were provided or made and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, including, but not limited to, known and unknown risks, uncertainties, assumptions and other factors, including those listed under the section “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, which include: credit risks, market risks (including those related to equity, commodity, foreign exchange and interest rate markets), liquidity risks, operational risks (including those related to technology and infrastructure), and risks relating to reputation, insurance, strategy, regulatory matters, legal matters, environmental matters and capital adequacy. Examples of such risk factors include: significant capital requirements and operating risks; changes in law; the ability to implement business strategies, growth strategies and pursue business opportunities; state of the capital markets; the availability of funds and resources to pursue operations; decline of reimbursement rates; dependence on few payors; possible new drug discoveries; a novel business model; dependence on key suppliers; granting of permits and licenses in a highly regulated business; competition; difficulty integrating newly acquired businesses; low profit market segments; disruptions in or attacks (including cyber-attacks) on information technology, internet, network access or other voice or data communications systems or services; the evolution of various types of fraud or other criminal behavior; the failure of third parties to comply with their obligations; the impact of new and changes to, or application of, current laws and regulations; the overall litigation environment, including as it relates to the CID (defined below) received from the DOJ (defined below); increased competition; changes in foreign currency rates; risks relating to the deterioration of global economic conditions; increased funding costs and market volatility due to market illiquidity and competition for funding; critical accounting estimates and changes to accounting standards, policies, and methods; and the occurrence of natural and unnatural catastrophic events and claims resulting from such events, as well as other general economic, market and business conditions, among others, as well as those risk factors described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, and as described from time to time in documents filed by the Company with US and Canadian securities regulatory authorities. Although the Company has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. The Company provides no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements.

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

Page	2

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

Quipt Home Medical Corp.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF FINANCIAL POSITION

(UNAUDITED)

(Amounts in thousands of US Dollars)

	As of	As of
	December 31,	September 30,
	2024	2024
ASSETS
Current assets
Cash	$15,451	$16,174
Accounts receivable, net	27,638	29,116
Inventory	20,067	20,853
Prepaid and other current assets	6,503	6,911
Total current assets	69,659	73,054
Long-term assets
Property and equipment, net	36,751	37,385
Right-of-use assets, net	17,659	16,475
Goodwill	50,733	50,733
Intangible assets, net	66,435	67,953
Equity method investment	1,234	1,311
Other assets	345	337
Total long-term assets	173,157	174,194
TOTAL ASSETS	$242,816	$247,248

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$31,959	$35,363
Current portion of equipment loans	12,351	12,804
Current portion of lease liabilities	6,014	5,867
Current portion of senior credit facility	3,228	3,248
Deferred revenue	3,530	3,568
Total current liabilities	57,082	60,850
Long-term liabilities
Equipment loans	35	55
Lease liabilities	12,989	13,283
Senior credit facility	66,108	64,545
Derivative liability - interest rate swaps	84	1,122
Deferred income taxes	204	202
TOTAL LIABILITIES	136,502	140,057

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized; 43,091,273 issued and outstanding as of December 31, 2024 and September 30, 2024	—	—
Preferred Shares, no par value, unlimited shares authorized, none issued and outstanding as of December 31, 2024 and September 30, 2024	—	—
Additional paid-in capital	277,969	277,762
Accumulated deficit	(171,655)	(170,571)
TOTAL SHAREHOLDERS' EQUITY	106,314	107,191
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$242,816	$247,248

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page	3

Quipt Home Medical Corp.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

(Amounts in thousands of US Dollars, except per share amounts)

	Three Months	Three Months
	Ended December 31,	Ended December 31,
	2024	2023
Revenue
Rentals of medical equipment	$24,321	$24,620
Sales of medical equipment and supplies	37,060	37,953
Total revenue	61,381	62,573
Cost of inventory sold	17,767	17,897
Operating expenses	30,398	29,807
Depreciation	9,473	9,642
Amortization of intangible assets	1,521	1,532
Right-of-use operating lease amortization and interest	1,536	1,472
Stock-based compensation	207	970
Acquisition-related costs	47	188
Gain on disposal of property and equipment	(16)	(10)
Operating income	448	1,075

Interest expense	1,764	1,827
Interest income	(154)	(169)
Change in fair value of derivative liability - interest rate swaps	(1,038)	902
Loss (gain) on foreign currency transactions	853	(298)
Share of loss in equity method investment	77	81
Loss before taxes	(1,054)	(1,268)
Provision for income taxes	30	220
Net loss	$(1,084)	$(1,488)

Net loss per share
Basic loss per share	$(0.03)	$(0.04)
Diluted loss per share	$(0.03)	$(0.04)
Weighted average number of common shares outstanding:
Basic	43,091	42,102
Diluted	43,091	42,102

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page	4

Quipt Home Medical Corp.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY (UNAUDITED)

(Amounts in thousands of US Dollars)

	Number of			Total
	Shares	Additional Paid	Accumulated	shareholders'
	(000’s)	In Capital	Deficit	equity
Balance September 30, 2023	42,102	$274,923	$(163,808)	$111,115
Net income	—	—	(1,488)	(1,488)
Stock-based compensation	—	970	—	970
Balance December 31, 2023	42,102	$275,893	$(165,296)	$110,597

Balance September 30, 2024	43,091	$277,762	$(170,571)	$107,191
Net loss	—	—	(1,084)	(1,084)
Stock-based compensation	—	207	—	207
Balance December 31, 2024	43,091	$277,969	$(171,655)	$106,314

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page	5

Quipt Home Medical Corp.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands of US Dollars)

	Three months	Three months
	ended December 31,	ended December 31,
	2024	2023
Operating activities
Net loss	$(1,084)	(1,488)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,994	11,174
Right-of-use operating lease amortization and interest	1,536	1,472
Payments of operating leases, including interest	(1,462)	(1,428)
Stock-based compensation	207	970
Gain on disposal of property and equipment	(16)	(10)
Amortization of financing costs and accretion of purchase price payable	153	138
Change in fair value of derivative liability - interest rate swaps	(1,038)	902
Loss (gain) on foreign currency transactions	853	(298)
Share of loss in equity method investment	77	81
Deferred income taxes	2	—
Change in working capital:
Net decrease in accounts receivable	1,477	1,994
Net decrease (increase) in inventory	786	(1,302)
Net decrease in prepaid and other current assets	397	99
Net increase (decrease) in deferred revenue	(37)	108
Net decrease in accounts payables and accrued liabilities	(3,545)	(1,806)
Net cash flow provided by operating activities	9,300	10,606
Investing activities
Purchases of property and equipment	(3,681)	(1,571)
Other, net	33	(62)
Net cash flow used in investing activities	(3,648)	(1,633)
Financing activities
Repayments of equipment loans	(6,483)	(6,864)
Repayments of finance leases	(428)	(343)
Repayments of senior credit facility	(863)	(863)
Gross borrowings on the revolving credit facility	8,577	—
Gross repayments on the revolving credit facility	(6,300)	—
Other, net	(25)	(88)
Net cash flow used in financing activities	(5,522)	(8,158)
Effect of exchange rate changes on cash held in foreign currencies	(853)	302
Net increase (decrease) in cash	(723)	1,117
Cash, beginning of period	16,174	17,209
Cash, end of period	$15,451	$18,326

Supplemental cash flow information
Cash paid for interest	(1,632)	(2,048)
Cash refunded (paid) for income taxes	5	(19)
Operating lease additions	1,160	583
Equipment loan additions	6,010	5,777
Finance lease additions	370	582
Purchases of property and equipment in ending accounts payable	141	—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page	6

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS (UNAUDITED) December 31, 2024 and 2023

(Amounts in tables in thousands, except per share amounts)

1.	Nature of operations

Reporting entity

Quipt Home Medical Corp. (the “Company”) was incorporated under the Business Corporations Act (Alberta) on March 5, 1997. On December 30, 2013, pursuant to a Certificate of Continuance, the Company changed its jurisdiction of governance by continuing from Alberta into British Columbia. The Company’s head office is located at 1019 Town Drive, Wilder, Kentucky 41076, and its registered office is located at Suite 2700, 1133 Melville Street, Vancouver, British Columbia V6E 4E5.

Basis of presentation

The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP") applied on a consistent basis with those of the annual audited consolidated financial statements and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the interim consolidated financial statements include all necessary adjustments for a fair statement of the financial position and results of operations for the periods presented.

The interim consolidated financial statements are unaudited, but reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024 filed with the SEC on December 16, 2024. Interim results are not necessarily indicative of the results for a full year.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024.

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid by jurisdiction. This ASU is effective for public business entities' annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

Page	7

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS (UNAUDITED) December 31, 2024 and 2023

(Amounts in tables in thousands, except per share amounts)

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

2.	Property and equipment and right-of-use assets

The property and equipment and right-of-use assets was comprised of the following:

	As of	As of
Cost	December 31, 2024	September 30, 2024
Rental equipment	$64,552	$64,568
Vehicles	3,733	3,296
Leasehold improvements	2,340	2,403
Office and technology equipment	1,136	1,130
Land	160	160
Buildings	930	930
Projects in process	376	360
Property and equipment, gross	73,227	72,847
Less: accumulated depreciation	(36,476)	(35,462)
Property and equipment, net	$36,751	$37,385

Right-of-use real estate	24,288	23,510
Right-of-use vehicles	5,485	5,498
Right-of-use, gross	29,773	29,008
Less: accumulated amortization	(12,114)	(12,533)
Right-of-use, net	$17,659	$16,475

Rental equipment transferred from inventory during the three months ended December 31, 2024 and 2023 was $9,438,000 and $7,312,000 respectively. For the three months ended December 31, 2024 and 2023, the Company obtained equipment loans (as described in Note 5) of $6,010,000 and $5,777,000, respectively, with the balance of $3,428,000 and $1,535,000 paid in cash, respectively.

3.	Goodwill and intangible assets

There was no activity in goodwill for the three months ended December 31, 2024.

The following is the summary of intangible assets as of December 31, 2024 and September 30, 2024:

Page	8

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS (UNAUDITED) December 31, 2024 and 2023

(Amounts in tables in thousands, except per share amounts)

	As of	As of
	December 31, 2024	September 30, 2024
Customer relationships	$79,088	$79,088
Trade names	11,581	11,581
Customer contracts	3,851	3,851
Non-compete agreements	710	710
Intangible assets, gross	95,230	95,230
Less: accumulated amortization	(28,795)	(27,277)
Intangible assets, net	$66,435	$67,953

As of December 31, 2024, estimated annual amortization for intangible assets for each of the next rolling five years and thereafter is approximately:

Estimated
Period	Amortization
Nine months ending September 30, 2025	$4,495
Year ending September 30, 2026	5,776
Year ending September 30, 2027	5,723
Year ending September 30, 2028	5,594
Year ending September 30, 2029	5,587
Thereafter	39,260
Intangible assets, net	$66,435

4. Accounts payable and accrued liabilities

Following is a summary of accounts payable and accrued liabilities as of December 31, 2024 and September 30, 2024:

	As of	As of
	December 31, 2024	September 30, 2024
Accounts payable	$27,171	$29,310
Accrued compensation	3,379	4,576
Other	1,409	1,477
Total	$31,959	$35,363

5.	Long-term debt

Senior credit facility

In September 2022, the Company entered into a five-year, $110,000,000 senior credit facility (“Facility”) with a group of US banks. The Facility consists of (i) a delayed-draw term loan facility of $85,000,000, of which $64,000,000 has been drawn as of December 31, 2024, (ii) a term loan of $5,000,000 that was drawn at closing, and (iii) a $20,000,000 revolving credit facility. The Facility is secured by substantially all assets of the Company and is subject to certain financial covenants with which the Company was in compliance as of December 31, 2024.

A summary of the balances on the Facility as of December 31, 2024 and September 30, 2024 is as follows:

Page	9

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS (UNAUDITED) December 31, 2024 and 2023

(Amounts in tables in thousands, except per share amounts)

	As of	As of
	December 31, 2024	September 30, 2024
Delayed-draw term loan	$57,600	$58,400
Term loan	4,438	4,500
Revolving credit facility	8,600	6,323
Total principal	70,638	69,223
Deferred financing costs	(1,302)	(1,430)
Net carrying value	$69,336	$67,793

Current portion	3,228	3,248
Long-term portion	66,108	64,545
Net carrying value	$69,336	$67,793

As of December 31, 2024, scheduled repayments of the Facility are as follows:

Twelve months ended December 31,	Amount
2025	$3,450
2026	3,450
2027	63,738
Total	$70,638

The delayed-draw term loan and the term loan bear interest at a weighted average of 7.2% as of December 31, 2024, and will reprice within two months. The rate is based on a secured overnight financing rate (“SOFR”), with a floor of 0.5%, plus a spread of 2.1% to 2.85% (2.65% as of December 31, 2024) based on the Company’s leverage ratio. The revolving credit facility is bearing interest at 7.1% as of December 31, 2024 and will reprice within one month. The Facility also has fees for unused availability. The fair value of the Facility was determined considering market conditions, credit worthiness and the current terms of debt, which is considered Level 2 on the fair value hierarchy. Due to the near-term repricing of the interest rates, the fair value of the Facility approximates the principal value as of December 31 and September 30, 2024.

To manage the risks of the cash flows related to interest expense, the Company entered into several interest rate swaps on $59,000,000 of the principal amount of the Facility during the year ended September 30, 2024. The swaps carry a fixed SOFR of 3.4% to 4.4%, resulting in a weighted combined rate of 6.8%. The swaps are settled quarterly and mature on September 30, 2025, on September 30, 2026, and at the Facility’s maturity. Any difference between the Facility’s SOFR rate and the swap’s rate is recorded as interest expense. For the three months ended December 31, 2024 and 2023, a reduction of $105,000 and $31,000, respectively, to interest expense was recorded in the condensed consolidated interim statements of income (loss).

Interest expense on the Facility, including the impact of the interest rate swap agreements, was $1,310,000 and $1,362,000 for the three months ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 and September 30, 2024, the fair value of the interest rate swap liability, which was determined using Level 2 inputs of market conditions on future expected interest rates, credit worthiness, and the current terms of debt, was $84,000 and $1,122,000, and is recorded in derivative liability – interest rate swaps in the condensed consolidated statements of financial position. For the three months ended December 31, 2024 and 2023, the Company recorded changes in fair value of derivative liability – interest rate swaps of a gain of $1,038,000 and a loss of $(902,000), respectively, on the condensed consolidated interim statements of income (loss).

Page	10

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS (UNAUDITED) December 31, 2024 and 2023

(Amounts in tables in thousands, except per share amounts)

The Company has incurred financing costs to obtain and maintain the Facility, which is reflected as a reduction of the outstanding balance and will be amortized as interest expense using the effective interest method over the life of the Facility. During the three months ended December 31, 2024 and 2023, $153,000 and $130,000 of amortization of deferred financing costs was recorded, respectively.

Equipment loans

The Company is offered financing arrangements from the Company’s suppliers and the supplier’s designated financial institution, in which payments for certain invoices or products can be financed and paid over an extended period. The financial institution pays the supplier when the original invoice becomes due, and the Company pays the third-party financial institution over a period of time. In most cases, the supplier accepts a discounted amount from the financial institution and the Company repays the financial institution the face amount of the invoice with no stated interest, in twelve equal monthly installments. The Company uses its incremental borrowing rate of 7.2% to 8.0% to impute interest on these arrangements.

Following is the activity in equipment loans for the three months ended December 31, 2024 and 2023:

	Three months ended	Three months ended
	December 31, 2024	December 31, 2023
Beginning balance	$12,859	$14,347
Additions	6,010	5,777
Repayments	(6,483)	(6,864)
Ending balance	12,386	13,260
Current portion	12,351	13,086
Long-term portion	$35	$174

Leases liabilities

The Company enters into leases for real estate and vehicles. Real estate leases are operating leases and are valued at the net present value of the future lease payments at the Company’s incremental borrowing rate. Vehicle leases are finance leases and recorded at the rate implicit in the lease based on the current value and the estimated residual value of the vehicle, if any.

Following is the activity in lease liabilities for the three months ended December 31, 2024 and 2023:

		Real
	Vehicles	estate	Total
Balance September 30, 2023	$2,914	$16,236	$19,150
Additions	582	583	1,165
Repayments	(343)	(1,128)	(1,471)
Balance December 31, 2023	$3,153	$15,691	$18,844

Balance September 30, 2024	$3,310	$15,840	$19,150
Additions	370	1,160	1,530
Non-cash terminations	—	(79)	(79)
Repayments	(428)	(1,170)	(1,598)
Balance December 31, 2024	$3,252	$15,751	$19,003

Page	11

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS (UNAUDITED) December 31, 2024 and 2023

(Amounts in tables in thousands, except per share amounts)

Future payments pursuant to lease liabilities are as follows:

Twelve Months Ending December 31,	Operating	Finance	Total
2025	$5,710	$1,483	$7,193
2026	4,589	1,000	5,589
2027	3,263	738	4,001
2028	2,317	414	2,731
2029	1,428	70	1,498
Thereafter	845	—	845
Gross lease payments	18,152	3,705	21,857
Less amounts relating to interest	(2,401)	(453)	(2,854)
Lease liabilities	$15,751	$3,252	$19,003

The components of finance lease expense are as follows:

		3 months ended December, 31
	Classification	2024	2023
Finance lease cost:
Amortization of lease assets	Depreciation	$307	$305
Interest on lease liabilities	Interest expense	69	58
Total finance lease cost		$376	$363

Other information relating to leases is as follows:

	As of	As of
	December 31, 2024	September 30, 2024
Weighted average remaining lease term (years)
Operating leases	3.9	4.1
Finance leases	2.9	2.8

Weighted average discount rate
Operating leases	7.3%	7.4%
Finance leases	8.8%	8.5%

6.	Share capital

Authorized share capital

The Company is authorized to issue an unlimited number of common shares, an unlimited number of first preferred shares without par value, and an unlimited number of second preferred shares without par value.

Issued share capital

As of the date hereof, the only class of shares outstanding are common shares. Common shares are classified as equity, and costs related to the issuance of shares are recognized as a reduction of equity.

Share-based long-term incentives

On February 14, 2024, the Board of Directors approved the 2024 Equity Incentive Plan (the “2024 EIP”) which became

Page	12

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS (UNAUDITED) December 31, 2024 and 2023

(Amounts in tables in thousands, except per share amounts)

effective on March 27, 2024 upon shareholder approval, pursuant to which the Company is able to issue share-based long-term incentives. Awards include common share purchase options, stock appreciation rights, restricted share awards,

restricted share bonuses, restricted share units, performance shares, performance units, cash-based awards and other share-based awards, under the 2024 EIP. All directors, officers, employees and service providers of the Corporation and/or its affiliates are eligible to receive awards under the 2024 EIP, subject to the terms of the 2024 EIP.

Options granted under the plan are non-assignable and may be granted for a term not exceeding ten years. Stock options have varying vesting periods.

A summary of stock options is provided below:

		Weighted average
		exercise price per share
	Number of options	in Canadian dollars (C$)
Balance September 30, 2023	3,957	C$	4.49
Expired	(11)		7.46
Forfeited	(2)		8.48
Balance December 31, 2023	3,944	C$	4.48

Balance September 30, 2024	3,402	C$	4.91
Expired	(12)		6.96
Balance December 31, 2024	3,390	C$	4.90

At December 31, 2024, the Company had 3,190,000 vested stock options with a weighted average exercise price of C$4.70.

Each restricted share unit represents the right to receive one common share, and vests over a period of one to two years from the grant date and are generally settled in the calendar year after vesting.

The fair value of the restricted share units on the date of grant are discounted to reflect the difference between the vesting dates and the expected issuance dates, to be expensed over the respective vesting periods with an increase to contributed surplus.

A summary of restricted share units is provided below:

		Weighted average
		grant-date price
	Number	per share in
	of units	Canadian dollars (C$)
Balance September 30, 2023	1,034	C$	8.34
Settled	—		—
Balance December 31, 2023	1,034	C$	8.34

Balance September 30, 2024	519	C$	8.30
Settled	—		—
Balance December 31, 2024	519	C$	8.30

Page	13

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS (UNAUDITED) December 31, 2024 and 2023

(Amounts in tables in thousands, except per share amounts)

Stock-based compensation

For the three months ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense as follows:

	Three Months	Three Months
	Ended December 31,	Ended December 31,
	2024	2023
Restricted share units	$119	$640
Stock options	88	330
Stock-based compensation expense	$207	$970

Unrecognized compensation expense related to nonvested shares of stock options and restricted stock was $165,000 at December 31, 2024 and will be recognized over a weighted average vesting period of 0.4 years.

7.	Commitments and contingencies

From time to time, the Company is involved in various legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes and other business matters. The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.

The Company has received a civil investigative demand (“CID”) from the Department of Justice (“DOJ”) through the U.S. Attorney’s Office for the Northern District of Georgia pursuant to the False Claims Act regarding an investigation concerning whether the Company may have caused the submission of false claims to government healthcare programs for CPAP equipment. The Company is cooperating with the investigation. The DOJ has not indicated to the Company whether it believes the Company engaged in any wrongdoing. No assurance can be given as to the timing or outcome of the DOJ’s investigation.

In April 2024, the Company received a subpoena from the SEC to provide certain documents related to the Company and the DOJ investigation, CID, and financial reporting and disclosure matters (SEC Subpoena). The SEC concluded its investigation in November 2024 and, based on the information it had as at such time, the SEC advised that it did not intend to recommend an enforcement action by it against the Company.

Page	14

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS (UNAUDITED) December 31, 2024 and 2023

(Amounts in tables in thousands, except per share amounts)

8. Operating expenses

	Three months	Three months
	ended December 31,	ended December 31,
	2024	2023
Payroll and employee benefits	$19,782	$19,258
Facilities	1,375	1,389
Billing	2,942	2,654
Professional fees	1,433	1,336
Outbound freight	1,385	1,376
Vehicle fuel and maintenance	1,057	1,120
Bank and credit card fees	529	483
Technology	411	368
Insurance	387	398
All other	1,097	1,425
Total operating expenses	$30,398	$29,807

9. Income taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, current income taxes are recognized for the estimated income taxes payable for the current period. Deferred income tax assets and liabilities are recognized for temporary differences between the tax and accounting basis of assets and liabilities as well as for the benefit of losses available to be carried forward to future years and are measured using the current enacted tax rates expected to apply when the differences reverse. The Company considers all positive and negative evidence available to determine whether it is more likely than not that the tax benefit from utilization of the deferred tax assets will ultimately be realized. Based upon that evidence, the Company determined that only a portion of its deferred tax assets will be utilized in the future to offset taxable income generated by the reversal of its deferred tax liabilities, and a valuation allowance has been provided for the remaining deferred tax assets. The provision for income taxes was $30,000 and $220,000 for the three months ended December 31, 2024 and 2023, respectively, and relates primarily to current state income taxes payable.

10.	Related party transactions

The Company (through indirect wholly owned subsidiaries) has six leases for office, warehouse, and retail space with a rental company affiliated with the Company’s Chief Executive Officer, the majority of which were entered into in 2015, five of which were renewed effective October 1, 2022. The leases have a combined area of 74,520 square feet. Lease payments under these leases were approximately $65,000 and $63,000 per month for the three months ended December 31, 2024 and 2023, respectively, with increases on October 1 of each year equal to the greater of (i) the Consumer Price Index for All Urban Consumers (CPI-U), and (ii) 3%. One lease expires in June 2026 and the remaining five leases expire on September 30, 2029.

Page	15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated interim financial statements and the accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described in Item 1A. "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended September 30, 2024.

The condensed consolidated financial statements as of and for the three months ended December 31, 2024 and 2023 (the “consolidated financial statements”) of the Company were prepared in accordance with GAAP.

The condensed consolidated financial statements, which are presented in US dollars, have been prepared under the historical cost convention, as modified by the measurement at fair values of certain financial assets and financial liabilities.

Loss of Foreign Private Issuer Status

As a result of more than 50% of the Company’s outstanding voting securities being held directly or indirectly by residents of the US as of March 31, 2024 and otherwise not qualifying for foreign private issuer status under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company ceased to be a foreign private issuer, as defined in Rule 3b-4 under the Exchange Act, as of October 1, 2024. Accordingly, effective October 1, 2024, the Company is required to commence reporting on forms required by the Exchange Act of US domestic companies, such as periodic reports on Forms 10-K and 10-Q and current reports of Form 8-K and the US proxy rules. Any securities issued by the Company have become subject to certain rules and restrictions under the Securities Act of 1933, as amended (the “Securities Act”). As disclosed in the risk factors discussed or referred to in the Company’s disclosure documents filed with Securities and Exchange Commission and available at www.sec.gov, and with the securities regulatory authorities in certain provinces of Canada and available at www.sedarplus.ca, compliance with the additional disclosure rules, compliance and timing requirements under the Securities Act, Exchange Act, and other applicable rules and regulations has resulted in increased expenses and require the Company’s management to devote substantial time and resources to comply with the new regulatory requirements.

The impact of becoming a domestic issuer under the US federal securities laws, reporting its condensed consolidated interim financial statements in accordance with GAAP as opposed to international financial reporting standards (“IFRS”), has been reflected commencing with the annual financial statements as of and for the years ended September 30, 2024 and 2023. The primary changes relative to what was previously reported for the three months ended December 31, 2023 are as follows:

-	A reduction of revenues by approximately $2,800,000, with a corresponding elimination of bad debt expense, with no change to net loss.
-	A new caption in the condensed consolidated interim statement of income (loss) and the condensed consolidated interim statement of cash flow related to approximately $1,500,000 of right-of-use operating lease amortization and interest with a corresponding reduction in depreciation of approximately $1,200,000 and interest expense of $300,000, with no change to net loss.
-	A new caption for the loss on derivative liability – interest rate swap of approximately $900,000, which increased net loss, and was previously reflected as other comprehensive loss.

Overview

Business objective

The growth in the number of elderly patients in the United States (US) healthcare market is creating pressure to provide more efficient delivery systems for products and services. Healthcare providers, such as hospitals, physicians, and pharmacies, are seeking partners that can offer a range of products and services that improve outcomes, reduce hospital

Page	16

readmissions, and help control costs. The Company seeks to fill this need by delivering a growing number of specialized products and services to achieve these goals. The Company seeks to provide an ever-expanding line of products and services over larger geographic regions within the US using several growth strategies. With over 140 offices, the Company employs more than 1,150 personnel in the US.

Future outlook

Our priorities for the year fiscal year ending September 30, 2025 and beyond are driving organic revenue growth, achieving operational net profit, generating positive cash flow, and expanding Adjusted EBITDA, a non-GAAP financial measure defined below. We are focused on expanding our presence in both existing and new markets and leveraging our scalable business platform to broaden our product offerings and service reach. To support these objectives, we continue to optimize our organizational structure, enhancing operational efficiencies by reducing redundancies, and centralizing back-office processes. These measures are streamlining operations, improving scalability, and positioning the business for sustainable long-term growth. Furthermore, we remain committed to exploring and pursing all avenues to drive shareholder value.

Highlights for the three months ended December 31, 2024

●	Revenues for the three months ended December 31, 2024 declined slightly to $61.4 million, a decrease of 2% from the three months ended December 31, 2023.
●	Increased the number of deliveries to 221,000 for the three months ended December 31, 2024, an increase of 3% from the three months ended December 31, 2023.
●	Increased the number of respiratory resupply deliveries to 124,000 for the three months ended December 31, 2024, an increase of 1% from the three months ended December 31, 2023.
●	Reduced net loss to $1.1 million for the three months ended December 31, 2024, as compared to $1.5 million for the three months ended December 31, 2023.
●	Generated Adjusted EBITDA (defined below) of $14.0 million for the three months ended December 31, 2024, compared to $15.3 million from the three months ended December 31, 2023. Adjusted EBITDA is a non-GAAP financial measure and is reconciled to net loss in Non-GAAP financial measure – Adjusted EBITDA below.

Selected Quarterly Information ($ amounts in thousands, except per share amounts)

	As of or for the	As of or for the
	three months	three months
	ended December 31,	ended December 31,
	2024	2023
Number of patients serviced	157,000	155,000
Number of equipment set-ups or deliveries	221,000	215,000
Respiratory resupply set-ups or deliveries	124,000	123,000
Adjusted EBITDA	$14,013	$15,340
Net cash flow provided by operating activities	$9,300	$10,606
Total revenue	$61,381	$62,573
Net loss	$(1,084)	$(1,488)
Net loss per share - basic	$(0.03)	$(0.04)
Net loss per share - diluted	$(0.03)	$(0.04)
Total assets	$242,816	$243,893
Total long-term liabilities	$79,420	$75,286
Shareholders' equity	$106,314	$110,599

Page	17

Operating results

The fiscal year ended September 30, 2024 and the three months ended December 31, 2024 presented us with a range of challenges that have impacted our financial performance for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023. These challenges prevented us from achieving our target of 8 to 10% annualized organic growth.

The Medicare 75/25 blended rate (“Medicare 75/25”), which had been providing rate relief for certain geographies, was discontinued as of January 1, 2024. Medicare 75/25 was introduced in 2020. This rate adjustment, named after its 75%/25% allocation model, aimed to protect access to medical equipment products and services in non-rural, non-competitive bid areas by temporarily increasing Medicare reimbursement rates for providers serving those areas. This legislative action was designed to ensure that medical equipment suppliers could continue providing essential products and services. This blended rate was implemented to counter the decline in reimbursement rates experienced in the years prior to 2020. The discontinuance is still under legislative review, and Medicare 75/25 could return, but the cessation on January 1, 2024 had a negative impact on our revenue and operating results.

During the fiscal year ended September 30, 2024, we also experienced the withdrawal of Medicare Advantage members due to a capitated agreement moving to other providers in the industry. Further, in November 2024, a disposable supply contract which the Company was a party to was not renewed.

The cumulative annual impact of these three events is estimated to be approximately $8,000,000, with a reduction of approximately $1,550,000 for the three months ended December 31, 2024, relative to the three months ended December 31, 2023.

Page	18

Results of Operations

Three Months Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended December 31, 2024 and 2023 (amounts in thousands, except per share amounts):

	Three months	Three months
	ended December 31,	ended December 31,
	2024	2023
Revenue	$61,381	$62,573
Cost of inventory sold	17,767	17,897
Operating expenses	30,398	29,807
Depreciation	9,473	9,642
Amortization of intangible assets	1,521	1,532
Right-of-use operating lease amortization and interest	1,536	1,472
Stock-based compensation	207	970
Acquisition-related costs	47	188
Gain on disposal of property and equipment	(16)	(10)
Interest expense, net	1,610	1,658
Change in fair value of derivative liability - interest rate swaps	(1,038)	902
Loss (gain) on foreign currency transactions	853	(298)
Share of loss in equity method investment	77	81
Provision for income taxes	30	220
Net loss	$(1,084)	$(1,488)
Net loss per share
Basic loss per share	$(0.03)	$(0.04)
Diluted loss per share	$(0.03)	$(0.04)

Revenue

For the three months ended December 31, 2024, revenue totaled $61,381,000, a decrease of $1,192,000, or 2%, from the three months ended December 31, 2023. This decrease is primarily due to a reduction of approximately $1,550,000 from the discontinuation of Medicare 75/25 as of January 1, 2024, the withdrawal of Medicare Advantage members due to a capitated agreement moving to other providers in the industry, and the non-renewal of a disposable supply contract. This decrease was partially offset by increased demand across respiratory product lines.

Cost of inventory sold

For the three months ended December 31, 2024, cost of inventory sold totaled $17,767,000, or 28.6% of revenue, and decreased from $17,897,000, or 28.9% of revenue for the three months ended December 31, 2023. The decrease in dollars was due to the decline in revenue, with the percentage of revenue decreasing slightly.

Operating expenses

For the three months ended December 31, 2024, operating expenses were $30,398,000, an increase of $591,000, or 2%, from $29,807,000 from the three months ended December 31, 2023, primarily due to an increase in payroll expenses of $524,000 related to increase in headcount.

Right-of-use operating lease amortization and interest

For the three months ended December 31, 2024, right-of-use operating lease amortization and interest expense increased by $64,000 to $1,536,000 as compared to $1,472,000 for the three months ended December 31, 2023.

Page	19

Depreciation expense

Depreciation expense decreased 2% to $9,473,000 for the three months ended December 31, 2024 from $9,642,000 due to the timing of additions to property and equipment in prior periods.

Stock-based compensation

Stock-based compensation decreased to $207,000 for the three months ended December 31, 2024 from $970,000 for the three months ended December 31, 2023, due to the declining amount of unvested stock-based awards.

Interest expense, net

Interest expense, net for the three months ended December 31, 2024 decreased slightly to $1,610,000 from $1,658,000 for the three months ended December 31, 2023.

Change in fair value of derivative liability – interest rate swaps

The change in fair value of derivative liability - interest rate swap for the three months ended December 31, 2024 was a gain of $1,038,000 as compared to a loss of $902,000 for the three months ended December 31, 2023. The fair value of the swap has been volatile due to varying expectations of timing and degree of interest rate changes.

Loss (gain) on foreign currency transactions

The loss (gain) on foreign currency transactions is primarily related to cash that is translated into US dollars at the foreign currency spot rate as of each reporting date, with changes in the exchange rates recognized in profit or loss. During the three months ended December 31, 2024, the exchange rate for Canadian dollars to US dollars decreased from 0.741 to 0.695, resulting in a loss of $853,000. During the three months ended December 31, 2023, the exchange rate for Canadian dollars to US dollars increased from 0.740 to 0.756, resulting in a gain of $298,000

Net loss

Net loss for the three months ended December 31, 2024 improved to $1,084,000 from $1,488,000 for the three months ended December 31, 2023 for the reasons listed above.

Non-GAAP financial measure

Adjusted EBITDA

Throughout this MD&A, references are made to “Adjusted EBITDA,” which is a non-GAAP financial measure that does not have standardized meaning prescribed by GAAP. We believe this non-GAAP financial measure is meaningful in the assessment of the Company’s performance. This metric is a non-standard measure under GAAP and may not be identical or comparable to similar measures reported or used by other companies. Readers are cautioned that the disclosure of this item is meant to add to, and not replace, the discussion of financial results as determined in accordance with GAAP. The primary purpose of this non-GAAP measure is to provide supplemental information that may prove useful to investors who wish to consider the impact of certain non-cash or unusual items on the Company’s operating performance. Management uses both GAAP and non-GAAP measures when planning, monitoring, and evaluating the Company’s performance.

Adjusted EBITDA is defined as net loss, adjusted for net interest expense, depreciation and amortization expense, right-of-use operating lease amortization and interest, provision for income taxes, professional fees related to the CID and loss of foreign private issuer status, stock-based compensation, acquisition-related costs, loss (gain) on foreign currency transactions, change in fair value of derivative liability – interest rate swaps, and share of loss in equity method investment. Adjusted EBITDA is a non-GAAP measure that the Company uses as an indicator of financial health and excludes several items which may be useful in the consideration of the financial condition of the Company.

Page	20

Set forth below are descriptions of the material financial items that have been excluded from net loss to calculate Adjusted EBITDA and the material limitations associated with using this non-GAAP financial measure.

●	The amount of interest expense we incur or interest income we generate, including right-of-use interest expense, may be useful for investors to consider and may result in current cash inflows or outflows. However, we do not consider the amount of net interest expense to be a representative component of the day-to-day operating performance of our business.
●	Depreciation and amortization expense, including right-of-use amortization, may be useful for investors to consider because they generally represent the wear and tear on our property and equipment used in our operations and amortization of intangibles valued in acquisitions. However, we do not believe these charges necessarily reflect the current and ongoing cash charges related to our business.
●	Provision for income taxes may be useful for investors to consider because it generally represents the taxes which may be payable for the period and may reduce the amount of funds otherwise available for use. However, we do not consider the amount of income tax expense to be a representative component of the day-to-day operating performance of our business.
●	We do not consider the professional fees related to the CID and the loss of private issuer status to be representative components of the day-to-day operating performance of our business.
●	Stock-based compensation expense may be useful for investors to consider because it is a component of compensation received by the Company’s directors, officers, employees, and consultants. However, stock-based compensation is being added back because it is non-cash and because the decisions which gave rise to these expenses were not made to increase revenue in a particular period, but rather were made for the Company’s long-term benefit over multiple periods.
●	Acquisition-related costs may be useful for the investors to consider because they are professional fees directly related to completing the various acquisitions. While the costs are expected to be recurring if the Company continues to make acquisitions, they are generally incurred prior to the inclusion of such acquisitions in the consolidated revenues of the Company.
●	The change in fair value of derivative liability – interest rate swaps is added back because it is non-cash in the period of change in the fair value.

The following table is a reconciliation of GAAP net loss to Adjusted EBITDA for the indicated periods (amounts in thousands):

	Three	Three
	months	months
	ended December	ended December
	31, 2024	31, 2023
Net loss	$(1,084)	$(1,488)
Add back:
Depreciation and amortization	10,994	11,174
Interest expense, net	1,610	1,658
Right-of-use operating lease amortization and interest	1,536	1,472
Provision for income taxes	30	220
Stock-based compensation	207	970
Professional fees related to civil investigative demand	379	461
Professional fees related to loss of foreign private issuer status	402	—
Change in fair value of derivative liability - interest rate swaps	(1,038)	902
Loss (gain) on foreign currency transactions	853	(298)
Acquisition-related costs	47	188
Share of loss in equity method investment	77	81
Adjusted EBITDA	$14,013	$15,340

Page	21

Financial Position

The following table summarizes the Company’s financial position as of December 31, 2024 and September 30, 2024:

	As of	As of
	December 31, 2024	September 30, 2024
Cash	$15,451	$16,174
Accounts receivable, inventory, and prepaid and other current assets	54,208	56,880
Property and equipment, net	36,751	37,385
Right-of-use assets, net	17,659	16,475
Goodwill, intangible assets, and other non-current assets	118,747	120,334
Total assets	$242,816	$247,248
Accounts payable and other current liabilities	$57,082	$60,850
Long-term debt and other long-term liabilities	79,420	79,207
Total liabilities	136,502	140,057
Shareholders’ equity	106,314	107,191
Total liabilities and shareholders’ equity	$242,816	$247,248

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash on hand and its line of credit availability. As of December 31, 2024, the Company had cash on hand of $15,451,000 and revolving credit availability under the Facility, defined in the “Notes to Condensed Consolidated Interim Financial Statements, Note 5, Long-term debt, Senior credit facility”, of $11,400,000. The Company’s approach in managing liquidity is to ensure, to the extent possible, that it will have enough liquidity to meet its liabilities when due. The Company will do so by continuously monitoring actual and expected cash flows and monitoring financial market conditions for signs of weakness. The Company faces minimal liquidity risk in its current financial obligations as they become due and payable. We believe that our current sources of liquidity will be sufficient to fund our operations, including expected capital expenditures, for the next twelve months.

Cash Flows

The following is a summary of the Company’s unaudited cash flows for the following periods (in thousands):

	Three months	Three months
	ended December 31,	ended December 31,
	2024	2023
Net cash flow provided by operating activities	$9,300	$10,606
Net cash flow used in investing activities	(3,648)	(1,633)
Net cash flow used in financing activities	(5,522)	(8,158)
Effect of exchange rate changes on cash held in foreign currencies	(853)	302
Net increase (decrease) in cash	$(723)	$1,117

Operating Activities

Net cash flow provided by operating activities was $9,300,000 for the three months ended December 31, 2024, a decrease of $1,306,000 from $10,606,000 for the three months ended December 31, 2023. For the three months ended December 31, 2024, as compared to the three months ended December 31, 2023, the unfavorable variance in the adjustments for the change in fair value of derivative liability – interest rate swaps and stock-based compensation were $1,940,000 and $763,000, respectively. These were partially offset by the favorable adjustment to loss (gain) on foreign currency transactions of $1,151,000.

Page	22

Investing Activities

Net cash flow used in investing activities was $3,648,000 for the three months ended December 31, 2024, an increase of $2,015,000 from $1,633,000 for the three months ended December 31, 2023, due to increases in purchases of property and equipment. This was primarily comprised of the cash portion of rental equipment transferred from inventory increasing by $1,893,000 to $3,428,000 for the three months ended December 31, 2024 from $1,535,000 for the three months ended December 31, 2023, and additions and replenishments of vehicles.

Financing Activities

Net cash flow used in financing activities was $5,522,000 for the three months ended December 31, 2024, a decrease of $2,636,000 from $8,158,000 for the three months ended December 31, 2023. This was primarily due to the cash inflow from net borrowings on the revolving credit facility of $2,277,000.

Capital management

The Company considers its capital to be shareholders’ equity, which totaled $106,314,000 at December 31, 2024, and the Facility, which totaled a principal amount  of $70,638,000 at December 31, 2024.

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

The Company had the following equity instruments outstanding at December 31, 2024 and September 30, 2024 (in thousands of shares):

	As of	As of
	December 31, 2024	September 30, 2024
	(000’s)	(000’s)
Common shares	43,091	43,091
Options	3,390	3,402
Restricted share units	1,034	519

The outstanding shares as of February 10, 2025 are 43,091,273 common shares.

Page	23

Contractual Commitments and Obligations

The following table summarizes the Company’s contractual commitments and obligations as of December 31, 2024 (in thousands), which are primarily for debt, vehicle finance leases, real estate operating leases, and accounts payable.

		Less than	1-3	3-5	After 5
	Total	1 year	Years	Years	Years
Debt	$83,032	$15,801	$67,231	$—	$—
Operating leases	18,152	5,710	7,852	3,745	845
Finance leases	3,705	1,483	1,738	484	—
Other obligations	27,171	27,171	—	—	—
Total contractual obligations	$132,060	$50,165	$76,821	$4,229	$845

Critical Accounting Principles and Estimates

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

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Credit risk

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss. Financial instruments that potentially subject the Company to credit risk are primarily cash and accounts receivable. Substantially all of the Company’s cash is maintained with three major financial institutions, one of which is the administrative agent for the Company’s Facility. At times, the cash in the financial institutions is in excess of the amount insured by the Federal Deposit Insurance Corporation. Substantially all accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, and directly from patients. Receivables generally are collected within industry norms. The Company continuously monitors collections from its clients and maintains a reserve for expected losses based upon historical experience and any specific payor collection issues that are identified.

As of December 31, 2024, the Company has 16% of its accounts receivable with Medicare. As this is a US government program, we believe there is little credit risk associated with these balances. No other customer represented more than 10% of outstanding accounts receivable.

Page	24

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

The Company holds significant cash in Canadian dollars and monitors foreign exchange rates. During the three months ended December 31, 2024, the Company recognized a foreign currency loss of approximately $853,000, due to large unfavorable movements in the exchange rates. The Company has not employed any foreign currency hedging programs, but could, from time to time, authorize the use of derivative financial instruments such as forward foreign exchange contracts to economically hedge a portion of foreign currency fluctuations. Based on the exposure of Canadian cash at December 31, 2024, depreciation or appreciation of the Canadian dollar against the US dollar could result in a significant effect on net income or loss.

Interest rate risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The interest rate on the credit facility has a variable rate that can be fixed for a maximum of six months. During the year ended September 30, 2024, the Company entered into interest rate swap agreements whereby $59,000,000 of principal will receive a fixed rate. With $70,638,000 of borrowings on this facility at December 31, 2024, each 1% increase would result in an additional $116,380 of annual interest expense. The interest on the Company’s other debt is either imputed or has a fixed rate and is not subject to cash flow interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act) are designed to provide reasonable assurance that (i) information required to be disclosed by the Company in reports that it files or submits to the Canadian securities regulatory authorities or the SEC, as applicable, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) material information required to be disclosed in the Company’s reports filed with the Canadian securities regulatory authorities or the SEC, as applicable, is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2024, there have been no changes in our internal control over financial reporting (as described in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page	25

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding certain legal proceedings is provided in this Quarterly Report on Form 10-Q in “Notes to Condensed Consolidated Interim Financial Statements, Note 7. Commitments and Contingencies.”

Item 1A. Risk Factors

Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or our industry, as well as risks that affect businesses in general. In addition to the information and risk factors set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 16, 2024. The risks disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows, or results of operations and thus our share price. Other than the risk factor set forth below, we believe there have been no material changes in our risk factors from those disclosed in the Annual Report on Form 10-K for the fiscal year ended September 30, 2024. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

These risk factors may be important to understanding other statements in this Quarterly Report and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. Because of such risk factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

We are subject to risks associated with proxy contests and other actions of activist shareholders.

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as governance changes, financial restructurings, increased borrowings, special dividends, share repurchases or even sales of assets or entire companies to third parties or the activists themselves. On January 25, 2025, we received a letter pursuant to Rule 14a-19(b) under the Exchange Act (“Rule 14a-19(b)”) from Philotimo Fund, LP, an entity affiliated with Kanen Wealth Management, LLC and David L. Kanen (the “Purported Nominating Shareholder”) purporting to provide notice (the “14a-19(b) Notice”) of such Purported Nominating Shareholder’s intent to solicit proxies in support of four director candidates to the Company’s Board of Directors (the “Board”) in opposition to the Company’s four director candidates to the Board at our at our 2025 Annual General Meeting of Shareholders scheduled to be held on March 17, 2025 and any special meeting that may be called on or before December 31, 2025 (including any adjournments, reschedulings, continuations or postponements thereof, collectively, the “Meeting).

On February 1, 2025, we entered into a Non-Disclosure and Standstill Agreement (the “Agreement”) with Forager Fund, L.P. (“Forager Fund”) and Forager Capital Management, LLC (“Forager Capital”, and together with Forager Fund, “Forager”). The Agreement provides for customary terms related to the non-solicitation of our officers and employees and the non-disclosure and use of confidential information of the Company (“Confidentiality”). The Agreement also provides that Forager, and other representatives of Forager will, for a period of six months after the date of the Agreement, not directly or indirectly acquire (or propose or agree to acquire), by purchase or otherwise, any equity securities or assets of the Company, or rights or options to acquire interests in any of the Company’s equity securities or assets (the “Standstill”) without the prior advance approval in writing by the Board.

In addition to the Confidentiality and Standstill provisions, at the Meeting, Forager has agreed to (i) be represented in person or by proxy or otherwise cause all common shares (the “Common Shares”) that are beneficially owned by Forager and/or its subsidiaries and affiliates (collectively, the “Investor Group”), or in which the Investor Group exercises control or direction over, to be counted as present for purposes of establishing a quorum at the Meeting, (ii) vote, or cause to be voted, all Common Shares that the Investor Group beneficially owns or exercises control or direction over on the

Page	26

Company’s proxy or voting instruction form in favor of (A) each of the directors nominated by the Board and recommended by the Board for election to the Board (and not in favor of any other nominees for election to the Board), and (B) each other matter or proposal recommended for shareholder approval by the Board, and (iii) not execute any proxy or voting instruction form in respect of the Meeting other than the proxy or voting instruction form being solicited by or on behalf of management of the Company.

A proxy contest or related activities on the part of activist shareholders could adversely affect our business for a number of reasons, including, without limitation, the following:

●	responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board, management and our employees;
●	perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners, customers and others important to our success, any of which could negatively affect our business and our results of operations and financial condition;
●	actions by activist shareholders may be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel;
●	if nominees advanced by activist shareholders are elected or appointed to our Board with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans or to realize long-term value from our assets, and this could in turn have an adverse effect on our business and on our results of operations and financial condition; and
●	proxy contests may cause our share price to experience periods of volatility.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K of the Exchange Act).

Item 6. Exhibits

See Exhibit Index.

Page	27

EXHIBIT INDEX

Exhibit No.	Description

3.1	Notice of Articles (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on December 16, 2024)

3.2	Articles (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on December 16, 2024)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*  These certifications are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Quipt Home Medical Corp. specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 2025

QUIPT HOME MEDICAL CORP.

By:	/s/ Gregory Crawford
Name:	Gregory Crawford
Title:	President, Chief Executive Officer, and Chairman of the Board of Directors
(Principal Executive Officer)

By:	/s/ Hardik Mehta
Name:	Hardik Mehta
Title:	Chief Financial Officer
(Principal Financial Officer)