Form 10-Q
period 2025-03-31
Quipt Home Medical Corp.
filed 2025-05-12
CIK 1540013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 9, 2025, there were 43,443,972 of the registrant’s common shares outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part I, Item 2, contains certain “forward-looking information” within the meaning of Canadian securities legislation and “forward-looking statements” within the meaning of applicable US securities regulations, including the US Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based upon the current beliefs, expectations, and assumptions regarding the future of its business, future plans and strategies, and other future conditions of the Company. Forward-looking statements can be identified by the words such as “expect”, “likely”, “may”, “will”, “would”, “could”, “should”, “continue”, “contemplate”, “intend”, or ”anticipate”, “believe”, “envision”, “estimate”, “expect”, “plan”, “predict”, “project”, “target”, “potential”, ”proposed”, “estimate” and other similar words, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussions of strategy. Forward-looking statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance, or other statements that are not statements of fact. Such forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q.

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

Forward-looking statements speak only as at the date they are made and are based on information currently available and on the then current expectations. A number of factors could cause actual events, performance, or results to differ materially from what is projected in the forward-looking statements. Readers are cautioned that forward-looking statements are not based on historical facts but instead are based on reasonable assumptions and estimates of management of the Company at the time they were provided or made and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, including, but not limited to, known and unknown risks, uncertainties, assumptions and other factors, including those listed under the section “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, which include: credit risks, market risks (including those related to equity, commodity, foreign exchange and interest rate markets), liquidity risks, operational risks (including those related to technology and infrastructure), and risks relating to reputation, insurance, strategy, regulatory matters, legal matters, environmental matters and capital adequacy. Examples of such risk factors include: significant capital requirements and operating risks; changes in law; the ability to implement business strategies, growth strategies and pursue business opportunities; the state of the capital markets; the availability of funds and resources to pursue operations; decline of reimbursement rates; dependence on few payors; possible new drug discoveries; a novel business model; dependence on key suppliers; granting of permits and licenses in a highly regulated business; competition; difficulty integrating newly acquired businesses; low profit market segments; disruptions in or attacks (including cyber-attacks) on information technology, internet, network access or other voice or data communications systems or services; the evolution of various types of fraud or other criminal behavior; the failure of third parties to comply with their obligations; the impact of new and changes to, or application of, current laws and regulations; the overall litigation environment, including as it relates to the CID (defined below) received from the DOJ (defined below); increased competition; changes in foreign currency rates; risks relating to the deterioration of global economic conditions; the imposition of trade restrictions such as tariffs and retaliatory counter measures; increased funding costs and market volatility due to market illiquidity and competition for funding; critical accounting estimates and changes to accounting standards, policies, and methods; and the occurrence of natural and unnatural catastrophic events and claims resulting from such events, as well as other general economic, market and business conditions, among others, as well as those risk factors described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, and as described from time to time in documents filed by the Company with US and Canadian securities regulatory authorities. Although the Company has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. The Company provides no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

Quipt Home Medical Corp.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF FINANCIAL POSITION

(UNAUDITED)

(Amounts in thousands of US Dollars)

	As of	As of
	March 31,	September 30,
	2025	2024
ASSETS
Current assets
Cash	$17,145	$16,174
Accounts receivable, net	29,481	29,116
Inventory	22,828	20,853
Prepaid and other current assets	5,514	6,911
Total current assets	74,968	73,054
Long-term assets
Property and equipment, net	36,006	37,385
Right-of-use assets, net	16,513	16,475
Goodwill	50,733	50,733
Intangible assets, net	64,918	67,953
Equity method investment	1,167	1,311
Other assets	340	337
Total long-term assets	169,677	174,194
TOTAL ASSETS	$244,645	$247,248

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$38,721	$35,363
Current portion of equipment loans	10,087	12,804
Current portion of lease liabilities	5,915	5,867
Current portion of senior credit facility	3,221	3,248
Deferred revenue	3,392	3,568
Total current liabilities	61,336	60,850
Long-term liabilities
Equipment loans	24	55
Lease liabilities	11,947	13,283
Senior credit facility	67,064	64,545
Derivative liability - interest rate swaps	498	1,122
Deferred income taxes	206	202
TOTAL LIABILITIES	141,075	140,057

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized; 43,506,772 and 43,091,273 issued and outstanding as of March 31, 2025 and September 30, 2024, respectively	—	—
Preferred Shares, no par value, unlimited shares authorized; none issued and outstanding as of March 31, 2025 and September 30, 2024	—	—
Additional paid-in capital	278,267	277,762
Accumulated deficit	(174,697)	(170,571)
TOTAL SHAREHOLDERS' EQUITY	103,570	107,191
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$244,645	$247,248

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page	3

Quipt Home Medical Corp.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

(Amounts in thousands of US Dollars, except per share amounts)

	Three Months	Three Months	Six Months	Six Months
	Ended March 31,	Ended March 31,	Ended March 31,	Ended March 31,
	2025	2024	2025	2024
Revenue
Rentals of medical equipment	$24,028	$24,653	$48,349	$49,273
Sales of medical equipment and supplies	33,348	36,598	70,408	74,551
Total revenue	57,376	61,251	118,757	123,824
Cost of inventory sold	15,136	16,670	32,903	34,567
Operating expenses	29,893	30,696	60,291	60,503
Depreciation	9,829	9,258	19,302	18,900
Amortization of intangible assets	1,547	1,518	3,067	3,050
Right-of-use operating lease amortization and interest	1,632	1,480	3,168	2,952
Stock-based compensation	298	701	505	1,671
Acquisition-related costs	48	18	95	206
(Gain) loss on disposal of property and equipment	(8)	9	(24)	(1)
Operating income (loss)	(999)	901	(550)	1,976

Interest expense	1,666	1,770	3,430	3,597
Interest income	(128)	(171)	(281)	(340)
Change in fair value of derivative liability - interest rate swaps	414	(627)	(624)	275
Loss (gain) on foreign currency transactions	(11)	314	841	16
Share of loss in equity method investment	67	91	144	172
Loss before taxes	(3,007)	(476)	(4,060)	(1,744)
Provision for income taxes	35	263	65	483
Net loss	$(3,042)	$(739)	$(4,125)	$(2,227)

Net loss per share
Basic loss per share	$(0.07)	$(0.02)	$(0.10)	$(0.05)
Diluted loss per share	$(0.07)	$(0.02)	$(0.10)	$(0.05)
Weighted average number of common shares outstanding:
Basic	43,170	42,185	43,130	42,143
Diluted	43,170	42,185	43,130	42,143

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page	4

Quipt Home Medical Corp.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY (UNAUDITED)

(Amounts in thousands of US Dollars)

	Number of			Total
	Shares	Additional Paid	Accumulated	shareholders'
	(000’s)	In Capital	Deficit	equity
Balance September 30, 2023	42,102	$274,923	$(163,808)	$111,115
Net loss	—	—	(1,488)	(1,488)
Stock-based compensation	—	970	—	970
Balance December 31, 2023	42,102	275,893	(165,296)	110,597
Net loss	—	—	(739)	(739)
Settlement of restricted stock units	469	(213)	—	(213)
Stock-based compensation	—	701	—	701
Balance March 31, 2024	42,571	$276,381	$(166,035)	$110,346

Balance September 30, 2024	43,091	$277,762	$(170,571)	$107,191
Net loss	—	—	(1,084)	(1,084)
Stock-based compensation	—	207	—	207
Balance December 31, 2024	43,091	277,969	(171,655)	106,314
Net loss	—	—	(3,042)	(3,042)
Settlement of restricted stock units	416	—	—	—
Stock-based compensation	—	298	—	298
Balance March 31, 2025	43,507	$278,267	$(174,697)	$103,570

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page	5

Quipt Home Medical Corp.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands of US Dollars)

	Six months	Six months
	ended March 31,	ended March 31,
	2025	2024
Operating activities
Net loss	$(4,125)	(2,227)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,369	21,950
Right-of-use operating lease amortization and interest	3,168	2,952
Payments of operating leases, including interest	(3,006)	(2,812)
Stock-based compensation	505	1,671
Gain on disposal of property and equipment	(24)	(1)
Amortization of financing costs and accretion of purchase price payable	269	280
Change in fair value of derivative liability - interest rate swaps	(624)	275
Loss on foreign currency transactions	841	16
Share of loss in equity method investment	144	172
Deferred income taxes	4	61
Change in working capital:
Net increase in accounts receivable	(365)	(6,603)
Net increase in inventory	(1,975)	(4,031)
Net decrease in prepaid and other current assets	1,361	102
Net decrease in deferred revenue	(176)	(258)
Net (decrease) increase in accounts payables and accrued liabilities	(120)	3,348
Net cash flow provided by operating activities	18,246	14,895
Investing activities
Purchases of property and equipment	(5,292)	(2,756)
Other, net	75	(69)
Net cash flow used in investing activities	(5,217)	(2,825)
Financing activities
Repayments of equipment loans	(12,681)	(13,727)
Repayments of finance leases	(761)	(672)
Repayments of senior credit facility	(1,725)	(1,725)
Gross borrowings on the revolving credit facility	12,000	3,000
Gross repayments on the revolving credit facility	(8,023)	(1,275)
Other, net	(29)	(314)
Net cash flow used in financing activities	(11,219)	(14,713)
Effect of exchange rate changes on cash held in foreign currencies	(839)	38
Net increase (decrease) in cash	971	(2,605)
Cash, beginning of period	16,174	17,209
Cash, end of period	$17,145	$14,604

Supplemental cash flow information
Cash paid for interest	3,399	3,776
Cash paid for income taxes	31	818
Operating lease additions	1,602	1,590
Equipment loan additions	9,933	12,207
Finance lease additions	380	1,142
Purchases of property and equipment in ending accounts payable	3,477	—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page	6

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS (UNAUDITED) March 31, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

1.	Nature of operations

Reporting entity

Quipt Home Medical Corp. (the “Company” or “Quipt”) was incorporated under the Business Corporations Act (Alberta) on March 5, 1997. On December 30, 2013, pursuant to a Certificate of Continuance, the Company changed its jurisdiction of governance by continuing from Alberta into British Columbia. The Company’s head office is located at 1019 Town Drive, Wilder, Kentucky 41076, and its registered office is located at Suite 2700, 1133 Melville Street, Vancouver, British Columbia V6E 4E5.

Basis of presentation

The condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP") applied on a consistent basis with those of the annual audited consolidated financial statements and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the condensed consolidated interim financial statements include all necessary adjustments for a fair statement of the financial position and results of operations for the periods presented.

The condensed consolidated interim financial statements are unaudited, but reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024 filed with the SEC on December 16, 2024. Interim results are not necessarily indicative of the results for a full year.

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

FOR THE THREE AND SIX MONTHS (UNAUDITED) March 31, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which requires disclosure of incremental segment information, including significant segment expenses that are regularly provided to the chief operating decision maker and to disclose how reported measures of segment profit or loss are used in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU No. 2024-01, Compensation-Stock Compensation (Topic 718) (“ASU 2024-01”), which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of ASC 718. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures.

2.	Property and equipment and right-of-use assets

The property and equipment and right-of-use assets was comprised of the following:

	As of	As of
Cost	March 31, 2025	September 30, 2024
Rental equipment	$65,116	$64,568
Vehicles	3,952	3,296
Leasehold improvements	2,396	2,403
Office and technology equipment	1,492	1,130
Land	140	160
Buildings	790	930
Projects in process	176	360
Property and equipment, gross	74,062	72,847
Less: accumulated depreciation	(38,056)	(35,462)
Property and equipment, net	$36,006	$37,385
Right-of-use real estate	24,592	23,510
Right-of-use vehicles	5,141	5,498
Right-of-use, gross	29,733	29,008
Less: accumulated amortization	(13,220)	(12,533)
Right-of-use assets, net	$16,513	$16,475

Rental equipment transferred from inventory during the six months ended March 31, 2025 and 2024 was $17,924,000 and $14,426,000 respectively. For the six months ended March 31, 2025 and 2024, the Company obtained equipment loans (as described in Note 5) of $9,933,000 and $12,207,000, respectively. As of March 31, 2025 and 2024, amounts in ending accounts payable were $3,347,000 and $0, respectively. Remaining rental equipment transferred from inventory of $4,644,000 and $1,844,000 for the six months ended March 31, 2025 and 2024, respectively, were paid in cash.

Page	8

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS (UNAUDITED) March 31, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

3.	Goodwill and intangible assets

There was no activity in goodwill for the six months ended March 31, 2025.

The following is the summary of intangible assets as of March 31, 2025 and September 30, 2024:

	As of	As of
	March 31, 2025	September 30, 2024
Customer relationships	$79,088	$79,088
Trade names	11,581	11,581
Customer contracts	3,851	3,851
Non-compete agreements	710	710
Intangible assets, gross	95,230	95,230
Less: accumulated amortization	(30,312)	(27,277)
Intangible assets, net	$64,918	$67,953

As of March 31, 2025, estimated annual amortization for intangible assets for each of the next rolling five years and thereafter is approximately:

Estimated
Period	Amortization
Six months ending September 30, 2025	$2,948
Year ending September 30, 2026	5,776
Year ending September 30, 2027	5,723
Year ending September 30, 2028	5,594
Year ending September 30, 2029	5,587
Thereafter	39,290
Intangible assets, net	$64,918

4. Accounts payable and accrued liabilities

Following is a summary of accounts payable and accrued liabilities as of March 31, 2025 and September 30, 2024:

	As of	As of
	March 31, 2025	September 30, 2024
Accounts payable	$33,351	$29,310
Accrued compensation	4,294	4,576
Other	1,076	1,477
Total	$38,721	$35,363

5.	Long-term debt

Senior credit facility

In September 2022, the Company entered into a five-year, $110,000,000 senior credit facility (“Facility”) with a group of US banks. The Facility consists of (i) a delayed-draw term loan facility of $85,000,000, of which $64,000,000 has been drawn as of March 31, 2025, (ii) a term loan of $5,000,000 that was drawn at closing, and (iii) a $20,000,000 revolving

Page	9

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS (UNAUDITED) March 31, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

credit facility. The Facility is secured by substantially all assets of the Company and is subject to certain financial covenants, with which the Company was in compliance as of March 31, 2025.

A summary of the balances on the Facility as of March 31, 2025 and September 30, 2024 is as follows:

	As of	As of
	March 31, 2025	September 30, 2024
Delayed-draw term loan	$56,800	$58,400
Term loan	4,375	4,500
Revolving credit facility	10,300	6,323
Total principal	71,475	69,223
Deferred financing costs	(1,190)	(1,430)
Net carrying value	$70,285	$67,793

Current portion	3,221	3,248
Long-term portion	67,064	64,545
Net carrying value	$70,285	$67,793

As of March 31, 2025, scheduled repayments of the Facility are as follows:

Twelve months ended March 31,	Amount
2026	$3,450
2027	3,450
2028	64,575
Total	$71,475

The delayed-draw term loan and the term loan bear interest at a weighted average of 7.0% as of March 31, 2025, and will reprice within one month. The rate is based on a secured overnight financing rate (“SOFR”), with a floor of 0.5%, plus a spread of 2.1% to 2.85% (2.65% as of March 31, 2025) based on the Company’s leverage ratio. The revolving credit facility is bearing interest at 7.5% as of March 31, 2025 and will reprice within three months. The Facility also has fees for unused availability. The fair value of the Facility was determined considering market conditions, credit worthiness and the current terms of debt, which is considered Level 2 on the fair value hierarchy. Due to the near-term repricing of the interest rates, the fair value of the Facility approximates the principal value as of March 31, 2025 and September 30, 2024.

To manage the risks of the cash flows related to interest expense, the Company entered into several interest rate swaps on $59,000,000 of the principal amount of the Facility during the year ended September 30, 2024. The swaps carry a fixed SOFR of 3.4% to 4.4%, resulting in a weighted combined rate of 6.8%. The swaps are settled quarterly and mature on September 30, 2025, on September 30, 2026, and at the Facility’s maturity. Any difference between the Facility’s SOFR rate and the swaps’ rates is recorded as interest expense. For the three months ended March 31, 2025 and 2024, a reduction of $50,000 and $86,000, respectively, to interest expense was recorded in the condensed consolidated interim statements of income (loss). For the six months ended March 31, 2025 and 2024, a reduction of $117,000 and $155,000, respectively, to interest expense was recorded in the condensed consolidated interim statements of income (loss).

Interest expense on the Facility, including the impact of the interest rate swap agreements, was $1,285,000 and $1,307,000 for the three months ended March 31, 2025 and 2024, respectively, and $2,593,000 and $2,700,000 for the six months ended March 31, 2025 and 2024, respectively.

Page	10

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS (UNAUDITED) March 31, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

The Company has incurred financing costs to obtain and maintain the Facility, which is reflected as a reduction of the outstanding balance and will be amortized as interest expense using the effective interest method over the life of the Facility. During the three months ended March 31, 2025 and 2024, $116,000 and $126,000 of amortization of deferred financing costs was recorded, respectively. During the six months ended March 31, 2025 and 2024, $269,000 and $257,000 of amortization of deferred financing costs was recorded, respectively.

Equipment loans

The Company is offered financing arrangements from the Company’s suppliers and the supplier’s designated financial institution, in which payments for certain invoices or products can be financed and paid over an extended period. The financial institution pays the supplier when the original invoice becomes due, and the Company pays the third-party financial institution over a period of time. In most cases, the supplier accepts a discounted amount from the financial institution and the Company repays the financial institution the face amount of the invoice with no stated interest, in twelve equal monthly installments. The Company uses its incremental borrowing rate of 6.9% to 8.0% to impute interest on these arrangements.

Following is the activity in equipment loans for the six months ended March 31, 2025 and 2024:

	Six months ended	Six months ended
	March 31, 2025	March 31, 2024
Beginning balance	$12,859	$14,347
Additions	9,933	12,207
Repayments	(12,681)	(13,727)
Ending balance	10,111	12,827
Current portion	10,087	12,700
Long-term portion	$24	$127

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

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS (UNAUDITED) March 31, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

Following is the activity in lease liabilities for the six months ended March 31, 2025 and 2024:

	Operating	Finance	Total
Balance September 30, 2023	$16,236	$2,914	$19,150
Additions	1,590	1,142	2,732
Repayments	(2,225)	(672)	(2,897)
Balance March 31, 2024	$15,601	$3,384	$18,985

Balance September 30, 2024	$15,840	$3,310	$19,150
Additions	1,602	380	1,982
Non-cash terminations	(79)	—	(79)
Repayments	(2,430)	(761)	(3,191)
Balance March 31, 2025	$14,933	$2,929	$17,862

Future payments pursuant to lease liabilities are as follows:

Twelve Months Ending March 31,	Operating	Finance	Total
2026	$5,664	$1,340	$7,004
2027	4,332	936	5,268
2028	3,160	672	3,832
2029	2,155	338	2,493
2030	1,083	31	1,114
Thereafter	708	—	708
Gross lease payments	17,102	3,317	20,419
Less amounts relating to interest	(2,169)	(388)	(2,557)
Lease liabilities	$14,933	$2,929	$17,862

The components of finance lease expense are as follows:

		3 months ended March, 31		6 months ended March, 31
	Classification	2025	2024	2025	2024
Finance lease cost:
Amortization of lease assets	Depreciation	$298	$334	$605	$639
Interest on lease liabilities	Interest expense	63	67	133	125
Total finance lease cost		$361	$401	$738	$764

Other information relating to leases is as follows:

Page	12

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS (UNAUDITED) March 31, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

	As of	As of
	March 31, 2025	September 30, 2024
Weighted average remaining lease term (years)
Operating leases	3.7	4.1
Finance leases	2.8	2.8

Weighted average discount rate
Operating leases	7.3%	7.4%
Finance leases	8.9%	8.5%

6.	Share capital

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

Share-based long-term incentives

On February 14, 2024, the Board of Directors approved the 2024 Equity Incentive Plan (the “2024 EIP”) which became effective on March 27, 2024 upon shareholder approval, pursuant to which the Company is able to issue share-based long-term incentives. Awards include common share purchase options, stock appreciation rights, restricted share awards, restricted share bonuses, restricted share units, performance shares, performance units, cash-based awards and other share-based awards, under the 2024 EIP. All directors, officers, employees and service providers of the Corporation and/or its affiliates are eligible to receive awards under the 2024 EIP, subject to the terms of the 2024 EIP. Options granted under the plan are non-assignable and may be granted for a term not exceeding ten years. Stock options have varying vesting periods. Each restricted share unit represents the right to receive one common share, vests quarterly over two years from the grant date and is settled in the calendar year after vesting. In March 2025, the Company granted 425,000 options and 2,478,753 restricted share units.

Page	13

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS (UNAUDITED) March 31, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

A summary of stock options is provided below:

		Weighted average
		exercise price per share
	Number of options	in Canadian dollars (C$)
Balance September 30, 2023	3,957	C$	4.49
Expired	(14)		7.63
Forfeited	(2)		8.48
Balance March 31, 2024	3,941	C$	4.47

Balance September 30, 2024	3,402	C$	4.91
Granted	425		3.40
Expired	(41)		6.27
Balance March 31, 2025	3,786	C$	4.73

At March 31, 2025, the Company had 3,201,333 vested stock options with a weighted average exercise price of C$4.73.

A summary of restricted share units is provided below:

		Weighted average
		grant-date price
	Number	per share in
	of units	Canadian dollars (C$)
Balance September 30, 2023	1,034	C$	8.34
Settled	(515)		8.38
Balance March 31, 2024	519	C$	8.30

Balance September 30, 2024	519	C$	8.30
Granted	2,479		3.40
Settled	(415)		8.30
Balance March 31, 2025	2,583	C$	3.60

Stock-based compensation

For the three and six months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense as follows:

	Three Months	Three Months	Six months	Six months
	Ended March 31,	Ended March 31,	Ended March 31,	Ended March 31,
	2025	2024	2025	2024
Restricted share units	$213	$462	332	1,102
Stock options	85	239	173	569
Stock-based compensation expense	$298	$701	$505	$1,671

Page	14

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS (UNAUDITED) March 31, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

Unrecognized compensation expense related to nonvested shares of stock options and restricted share units was $6,774,000 as of March 31, 2025 and will be recognized over a weighted average vesting period of 0.6 years.

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

8. Operating expenses

	Three months	Three months	Six months	Six months
	ended March 31,	ended March 31,	ended March 31,	ended March 31,
	2025	2024	2025	2024
Payroll and employee benefits	$18,769	$19,917	$38,551	$39,175
Facilities	1,413	1,370	2,788	2,759
Billing	3,074	2,750	6,015	5,404
Professional fees	1,579	1,650	3,011	2,986
Outbound freight	1,339	1,356	2,723	2,732
Vehicle fuel and maintenance	1,131	1,162	2,188	2,282
Bank and credit card fees	549	497	1,078	980
Technology	457	380	867	748
Insurance	386	378	773	776
All other	1,196	1,236	2,297	2,661
Total operating expenses	$29,893	$30,696	$60,291	$60,503

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

Page	15

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS (UNAUDITED) March 31, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

expected to apply when the differences reverse. The Company considers all positive and negative evidence available to determine whether it is more likely than not that the tax benefit from utilization of the deferred tax assets will ultimately be realized. Based upon that evidence, the Company determined that only a portion of its deferred tax assets will be utilized in the future to offset taxable income generated by the reversal of its deferred tax liabilities, and a valuation allowance has been provided for the remaining deferred tax assets. The provision for income taxes was $35,000 and $65,000 for the three and six months ended March 31, 2025, and $263,000 and $483,000 for the three and six months ended March 31, 2024, respectively, and relates primarily to current state income taxes payable.

10.	Related party transactions

The Company (through indirect wholly owned subsidiaries) has six leases for office, warehouse, and retail space with a rental company affiliated with the Company’s Chief Executive Officer, the majority of which were entered into in 2015, five of which were renewed effective October 1, 2022. The leases have a combined area of 74,520 square feet. Lease payments under these leases were approximately $65,000 and $63,000 per month for the six months ended March 31, 2025 and 2024, respectively, with increases on October 1 of each year equal to the greater of (i) the Consumer Price Index for All Urban Consumers (CPI-U), and (ii) 3%. One lease expires in June 2026 and the remaining five leases expire on September 30, 2029.

Page	16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated interim financial statements and the accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described in Part I, Item 1A. "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended September 30, 2024.

The condensed consolidated financial statements as of and for the three and six months ended March 31, 2025 and 2024 (the “consolidated financial statements”) of the Company were prepared in accordance with GAAP.

The consolidated financial statements, which are presented in US dollars, have been prepared under the historical cost convention, as modified by the measurement at fair values of certain financial assets and financial liabilities.

Loss of Foreign Private Issuer Status

As a result of more than 50% of the Company’s outstanding voting securities being held directly or indirectly by residents of the US as of March 31, 2024 and otherwise not qualifying for foreign private issuer status under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company ceased to be a foreign private issuer, as defined in Rule 3b-4 under the Exchange Act, as of October 1, 2024. Accordingly, effective October 1, 2024, the Company was required to commence reporting on forms required by the Exchange Act of US domestic companies, such as periodic reports on Forms 10-K and 10-Q and current reports of Form 8-K and the US proxy rules. Any securities issued by the Company have become subject to certain rules and restrictions under the Securities Act of 1933, as amended (the “Securities Act”). More than 50% of the Company’s outstanding voting securities continue to be held directly or indirectly by residents of the US as of March 31, 2025. As disclosed in the risk factors discussed or referred to in the Company’s disclosure documents filed with the SEC and available at www.sec.gov, and with the securities regulatory authorities in certain provinces of Canada and available at www.sedarplus.ca, compliance with the additional disclosure rules, compliance and timing requirements under the Securities Act, Exchange Act, and other applicable rules and regulations has resulted in increased expenses and require the Company’s management to devote substantial time and resources to comply with the new regulatory requirements.

The impact of becoming a domestic issuer under the US federal securities laws, reporting its condensed consolidated interim financial statements in accordance with GAAP as opposed to international financial reporting standards (“IFRS”), has been reflected commencing with the annual financial statements as of and for the years ended September 30, 2024 and 2023. The primary changes relative to what was previously reported for the three and six months ended March 31, 2024 are as follows:

-	A reduction of revenues by approximately $2,700,000 and $5,500,000, respectively, with a corresponding elimination of bad debt expense, with no change to net loss.
-	A new caption in the condensed consolidated interim statement of income (loss) and the condensed consolidated interim statement of cash flow related to approximately $1,500,000 and $3,000,000, respectively of right-of-use operating lease amortization and interest with a corresponding reduction in depreciation of approximately $1,200,000 and $2,400,000 respectively and interest expense of $300,000 and $600,000 respectively, with no change to net loss.
-	A new caption for the loss on derivative liability – interest rate swap of approximately ($625,000) and $275,000 respectively, which changed net loss, and was previously reflected as other comprehensive loss.

Overview

Business objective

The growth in the number of elderly patients in the United States (US) healthcare market is creating pressure to provide more efficient delivery systems for products and services. Healthcare providers, such as hospitals, physicians, and pharmacies, are seeking partners that can offer a range of products and services that improve outcomes, reduce hospital

Page	17

readmissions, and help control costs. The Company seeks to fill this need by delivering a growing number of specialized products and services to achieve these goals. The Company seeks to provide an ever-expanding line of products and services over larger geographic regions within the US using several growth strategies. With over 130 offices, the Company employs more than 1,150 personnel in the US.

Future outlook

Our priorities for the year fiscal year ending September 30, 2025 and beyond are driving organic revenue growth, achieving operational net profit, generating positive cash flow, and expanding Adjusted EBITDA, a non-GAAP financial measure defined below. We are focused on expanding our presence in both existing and new markets and leveraging our scalable business platform to broaden our product offerings and service reach. To support these objectives, we continue to optimize our organizational structure, enhance operational efficiencies by reducing redundancies, and centralize back-office processes. These measures are streamlining operations, improving scalability, and positioning the business for sustainable long-term growth. Furthermore, we remain committed to exploring and pursuing all avenues to drive shareholder value.

Selected Quarterly and Interim Information ($ amounts in thousands, except per share amounts)

	As of or for the	As of or for the	As of or for the	As of or for the
	three months	three months	six months	six months
	ended March 31,	ended March 31,	ended March 31,	ended March 31,
	2025	2024	2025	2024
Number of patients serviced	146,000	149,000	223,000	223,000
Number of equipment set-ups or deliveries	203,000	210,000	424,000	426,000
Respiratory resupply set-ups or deliveries	111,000	116,000	235,000	239,000
Adjusted EBITDA	$13,351	$14,897	$27,363	$30,237
Net cash flow provided by operating activities	$8,946	$4,289	$18,246	$14,895
Total revenue	$57,376	$61,251	$118,757	$123,824
Net loss	$(3,042)	$(739)	$(4,125)	$(2,227)
Net loss per share - basic	$(0.07)	$(0.02)	$(0.10)	$(0.05)
Net loss per share - diluted	$(0.07)	$(0.02)	$(0.10)	$(0.05)
Total assets			$244,645	$243,893
Total long-term liabilities			$79,739	$75,286
Shareholders' equity			$103,570	$110,599

Operating results

The fiscal year ended September 30, 2024 and the six months ended March 31, 2025 presented us with a range of challenges that have impacted our financial performance for the three and six months ended March 31, 2025 as compared to the three and six months ended March 31, 2024. These challenges prevented us from achieving our target of 8% to 10% annualized organic growth.

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

Page	18

The Company uses Change Healthcare, a subsidiary of UnitedHealth Group, to submit patient claims to certain non-Medicare payors for payment. UnitedHealth Group announced that on February 21, 2024, Change Healthcare’s information technology systems were impacted by a cybersecurity incident  (the “Change Healthcare Incident”). This incident significantly impacted the healthcare industry and hindered the ability to process and bill claims in the back half of the three months ended March 31, 2024, creating a reduction in our cash flow, including collections of claims not directly impacted by the Change Healthcare Incident that were slowed by the diversion of normal collection efforts to address the Change Healthcare Incident.

The cumulative annual impact of these events on total revenue is estimated to be approximately $8,800,000, with a reduction of approximately $2,100,000 and $4,000,000 for the three and six months ended March 31, 2025 compared to the three and six months ended March 31, 2024, respectively.

Results of Operations

Three and six months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three and six months ended March 31, 2025 and 2024 (amounts in thousands, except per share amounts):

	Three months	Three months	Six months	Six months
	ended March 31,	ended March 31,	ended March 31,	ended March 31,
	2025	2024	2025	2024
Revenue	$57,376	$61,251	$118,757	$123,824
Cost of inventory sold	15,136	16,670	32,903	34,567
Operating expenses	29,893	30,696	60,291	60,503
Depreciation	9,829	9,258	19,302	18,900
Amortization of intangible assets	1,547	1,518	3,067	3,050
Right-of-use operating lease amortization and interest	1,632	1,480	3,168	2,952
Stock-based compensation	298	701	505	1,671
Acquisition-related costs	48	18	95	206
(Gain) loss on disposal of property and equipment	(8)	9	(24)	(1)
Interest expense, net	1,538	1,599	3,149	3,257
Change in fair value of derivative liability - interest rate swaps	414	(627)	(624)	275
Loss (gain) on foreign currency transactions	(11)	314	841	16
Share of loss in equity method investment	67	91	144	172
Provision for income taxes	35	263	65	483
Net loss	$(3,042)	$(739)	$(4,125)	$(2,227)
Net loss per share
Basic loss per share	$(0.07)	$(0.02)	$(0.10)	$(0.05)
Diluted loss per share	$(0.07)	$(0.02)	$(0.10)	$(0.05)

Revenue

For the three months ended March 31, 2025, revenue totaled $57,376,000, a decrease of $3,875,000, or 6%, from the three months ended March 31, 2024. This decrease is primarily due to a reduction of approximately $2,100,000 from the challenges discussed in Operating Results above. Additionally, the seasonal weakness tied to patient deductible resets was more pronounced in the three months ended March 31, 2025 relative to the three months ended March 31, 2024, and resulted in lower volumes.

For the six months ended March 31, 2025, revenue totaled $118,757,000, a decrease of $5,067,000, or 4%, from the six months ended March 31, 2024. This decrease is primarily due to a reduction of approximately $4,000,000 from the

Page	19

challenges discussed in Operating Results above. Additionally, the seasonal weakness tied to patient deductible resets each  January 1 was more pronounced in 2025 relative to 2024, and resulted in lower volumes.

Cost of inventory sold

For the three months ended March 31, 2025, cost of inventory sold totaled $15,136,000, or 26% of revenue, and decreased from $16,670,000, or 27% of revenue for the three months ended March 31, 2024. The decrease in dollars was due to the decline in revenue, with the percentage of revenue improving slightly due to negotiated cost reductions with certain vendors effective January 1, 2025.

For the six months ended March 31, 2025, cost of inventory sold totaled $32,903,000, or 28% of revenue, and decreased from $34,567,000, or 28% of revenue for the six months ended March 31, 2024. The decrease in dollars was due to the decline in revenue, with the percentage of revenue remaining flat.

Operating expenses

For the three months ended March 31, 2025, operating expenses were $29,893,000, a decrease of $803,000, or 3%, from $30,696,000 from the three months ended March 31, 2024, due to a decrease in payroll expenses of $1,148,000 related to reduced headcount, controlling overtime, and lower incentive compensation. This was partially offset by an increase in billing expenses of $324,000 related to the consolidation and integration of the Company’s billing systems.

For the six months ended March 31, 2025, operating expenses were $60,291,000, a slight decrease from $60,503,000 from the six months ended March 31, 2024. Reductions in payroll expenses of $624,000 related to reduced headcount, controlling overtime, and lower incentive compensation, were offset by an increase in billing expenses of $611,000 related to the consolidation and integration of the Company’s billing systems.

Right-of-use operating lease amortization and interest

For the three months ended March 31, 2025, right-of-use operating lease amortization and interest expense increased by $152,000 to $1,632,000 as compared to $1,480,000 for the three months ended March 31, 2024, due to the timing of lease renewals, some which went from short-term to long-term.

For the six months ended March 31, 2025, right-of-use operating lease amortization and interest expense increased by $216,000 to $3,168,000 as compared to $2,952,000 for the six months ended March 31, 2024, due to the timing of lease renewals, some which went from short-term to long-term.

Depreciation expense

Depreciation expense increased 6% to $9,829,000 for the three months ended March 31, 2025 compared to $9,258,000 for the three months ended March 31, 2024 due to the increase in the additions to property and equipment.

Depreciation expense increased 2% to $19,302,000 for the six months ended March 31, 2025 compared to $18,900,000 for the six months ended March 31, 2024 due to the increase in additions to property and equipment.

Stock-based compensation

Stock-based compensation decreased to $298,000 for the three months ended March 31, 2025 from $701,000 for the three months ended March 31, 2024, due to the declining amount of unvested stock-based awards granted in 2023.

Stock-based compensation decreased to $505,000 for the six months ended March 31, 2025 from $1,671,000 for the six months ended March 31, 2024, due to the declining amount of unvested stock-based awards granted in 2023.

Page	20

Interest expense, net

Interest expense, net for the three months ended March 31, 2025 decreased $61,000 to $1,538,000 from $1,599,000 for the three months ended March 31, 2024.

Interest expense, net for the six months ended March 31, 2025 decreased $108,000 to $3,149,000 from $3,257,000 for the six months ended March 31, 2024.

Change in fair value of derivative liability – interest rate swaps

The change in fair value of derivative liability - interest rate swap for the three months ended March 31, 2025 was a loss of $414,000 as compared to a gain of $627,000 for the three months ended March 31, 2024. The fair value of the swap has been volatile due to varying expectations of timing and degree of interest rate changes.

The change in fair value of derivative liability - interest rate swap for the six months ended March 31, 2025 was a gain of $624,000 as compared to a loss of $275,000 for the six months ended March 31, 2024. The fair value of the swap has been volatile due to varying expectations of timing and degree of interest rate changes.

Loss (gain) on foreign currency transactions

The loss (gain) on foreign currency transactions is primarily related to cash that is translated into US dollars at the foreign currency spot rate as of each reporting date, with changes in the exchange rates recognized in profit or loss. During the three months ended March 31, 2025, the exchange rate for Canadian dollars to US dollars increased from 0.695 to 0.696, resulting in a gain of $11,000. During the three months ended March 31, 2024, the exchange rate for Canadian dollars to US dollars decreased from 0.756 to 0.738, resulting in a loss of $314,000.

During the six months ended March 31, 2025, the exchange rate for Canadian dollars to US dollars decreased from 0.741 to 0.696, resulting in a loss of $841,000. During the six months ended March 31, 2024, the exchange rate for Canadian dollars to US dollars decreased from 0.740 to 0.738, resulting in a loss of $16,000.

Net loss

Net loss for the three months ended March 31, 2025 increased to $3,042,000 from $739,000 for the three months ended March 31, 2024 for the reasons listed above.

Net loss for the six months ended March 31, 2025 increased to $4,125,000 from $2,227,000 for the six months ended March 31, 2024 for the reasons listed above.

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

Adjusted EBITDA is defined as net loss, adjusted for net interest expense, depreciation and amortization expense, right-of-use operating lease amortization and interest, provision for income taxes, professional fees related to the CID, loss of foreign private issuer status, and proxy contests and other actions of activist shareholders, stock-based compensation, acquisition-related costs, loss (gain) on foreign currency transactions, change in fair value of derivative liability – interest

Page	21

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

●	The amount of interest expense we incur or interest income we generate, including right-of-use interest expense, may be useful for investors to consider and may result in current cash inflows or outflows. However, we do not consider the amount of net interest expense to be a representative component of the day-to-day operating performance of our business.
●	Depreciation and amortization expense, including right-of-use amortization, may be useful for investors to consider because they generally represent the wear and tear on our property and equipment used in our operations and amortization of intangibles valued in acquisitions. However, we do not believe these charges necessarily reflect the current and ongoing cash charges related to our business.
●	Provision for income taxes may be useful for investors to consider because it generally represents the taxes which may be payable for the period and may reduce the amount of funds otherwise available for use. However, we do not consider the amount of income tax expense to be a representative component of the day-to-day operating performance of our business.
●	We do not consider certain professional fees, including those related to the CID, the loss of private issuer status, and proxy contests and other actions of activist shareholders, to be representative components of the day-to-day operating performance of our business.
●	Stock-based compensation expense may be useful for investors to consider because it is a component of compensation received by the Company’s directors, officers, employees, and consultants. However, stock-based compensation is being added back because it is non-cash and because the decisions which gave rise to these expenses were not made to increase revenue in a particular period, but rather were made for the Company’s long-term benefit over multiple periods.
●	Acquisition-related costs may be useful for the investors to consider because they are professional fees directly related to pursuing and completing various acquisitions. While the costs are expected to be recurring if the Company continues to make acquisitions, they are generally incurred prior to the inclusion of such acquisitions in the consolidated revenues of the Company.
●	The change in fair value of derivative liability – interest rate swaps and the share of loss in equity method investment are added back because it is non-cash in the period of change in the fair value.
●	The loss (gain) on foreign currency transactions are excluded because they are not a representative component of our day-to-day operations.

Page	22

The following table is a reconciliation of GAAP net loss to Adjusted EBITDA for the indicated periods (amounts in thousands):

	Three	Three	Six	Six
	months	months	months	months
	ended March	ended March	ended March	ended March
	31, 2025	31, 2024	31, 2025	31, 2024
Net loss	$(3,042)	$(739)	$(4,125)	$(2,227)
Add back:
Depreciation and amortization	11,376	10,776	22,369	21,950
Interest expense, net	1,538	1,599	3,149	3,257
Right-of-use operating lease amortization and interest	1,632	1,480	3,168	2,952
Provision for income taxes	35	263	65	483
Professional fees	996	1,021	1,776	1,482
Stock-based compensation	298	701	505	1,671
Acquisition-related costs	48	18	95	206
Change in fair value of derivative liability - interest rate swaps	414	(627)	(624)	275
Loss (gain) on foreign currency transactions	(11)	314	841	16
Share of loss in equity method investment	67	91	144	172
Adjusted EBITDA	$13,351	$14,897	$27,363	$30,237

Financial Position

The following table summarizes the Company’s financial position as of March 31, 2025 and September 30, 2024:

	As of	As of
	March 31, 2025	September 30, 2024
Cash	$17,145	$16,174
Accounts receivable, inventory, and prepaid and other current assets	57,823	56,880
Property and equipment, net	36,006	37,385
Right-of-use assets, net	16,513	16,475
Goodwill, intangible assets, and other non-current assets	117,158	120,334
Total assets	$244,645	$247,248
Accounts payable and other current liabilities	$61,336	$60,850
Long-term debt and other long-term liabilities	79,739	79,207
Total liabilities	141,075	140,057
Shareholders’ equity	103,570	107,191
Total liabilities and shareholders’ equity	$244,645	$247,248

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash on hand and its line of credit availability. As of March 31, 2025, the Company had cash on hand of $17,145,000 and revolving credit availability under the Facility, defined in the “Notes to Condensed Consolidated Interim Financial Statements, Note 5, Long-term debt, Senior credit facility,” of $9,700,000. The Company’s approach in managing liquidity is to ensure, to the extent possible, that it will have enough liquidity to meet its liabilities when due. The Company will do so by continuously monitoring actual and expected cash flows and monitoring financial market conditions for signs of weakness. The Company faces minimal liquidity risk in its current financial obligations as they become due and payable. We believe that our current sources of liquidity will be sufficient to fund our operations, including expected capital expenditures, for the next twelve months.

Page	23

Cash Flows

The following is a summary of the Company’s unaudited cash flows for the following periods (in thousands):

	Six months	Six months
	ended March 31,	ended March 31,
	2025	2024
Net cash flow provided by operating activities	$18,246	$14,895
Net cash flow used in investing activities	(5,217)	(2,825)
Net cash flow used in financing activities	(11,219)	(14,713)
Effect of exchange rate changes on cash held in foreign currencies	(839)	38
Net increase (decrease) in cash	$971	$(2,605)

Operating Activities

Net cash flow provided by operating activities was $18,246,000 for the six months ended March 31, 2025, an increase of $3,351,000 from $14,895,000 for the six months ended March 31, 2024. For the six months ended March 31, 2025, the change in working capital improved $6,167,000 to a use of cash flows of ($1,275,000) for the six months ended March 31, 2025 as compared to a use of cash flows of ($7,442,000) for the six months ended March 31, 2024, due primarily to the six months ended March 31, 2024 being negatively impacted by the Change Healthcare Incident. This was partially offset by an increase in the net loss by $1,898,000 and the variance in the change in fair value of derivative liability – interest rate swaps of $899,000.

Investing Activities

Net cash flow used in investing activities was $5,217,000 for the six months ended March 31, 2025, an increase of $2,392,000 from $2,825,000 for the six months ended March 31, 2024, due to an increase in purchases of property and equipment. This was primarily comprised of the cash portion of rental equipment transferred from inventory increasing by $2,800,000 to $4,644,000 for the six months ended March 31, 2025 from $1,844,000 for the six months ended March 31, 2024.

Financing Activities

Net cash flow used in financing activities was $11,219,000 for the six months ended March 31, 2025, a decrease of $3,494,000 from $14,713,000 for the six months ended March 31, 2024. This was primarily due to the increase in the cash inflow from net borrowings on the revolving credit facility of $2,252,000, to $3,977,000 for the six months ended March 31, 2025 from $1,725,000 for the six months ended March 31, 2024. Additionally, repayments of equipment loans decreased by $1,046,000.

Capital management

The Company considers its capital to be shareholders’ equity, which totaled $103,570,000 at March 31, 2025, and the Facility, which totaled a principal amount of $70,285,000 at March 31, 2025.

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

Page	24

The Company had the following equity instruments outstanding at March 31, 2025 and September 30, 2024 (in thousands of shares):

	As of	As of
	March 31, 2025	September 30, 2024
	(000’s)	(000’s)
Common shares	43,507	43,091
Options	3,786	3,402
Restricted share units	2,583	519

The outstanding shares as of May 9, 2025 are 43,443,972 common shares.

Contractual Commitments and Obligations

The following table summarizes the Company’s contractual commitments and obligations as of March 31, 2025 (in thousands), which are primarily for debt, vehicle finance leases, real estate operating leases, and accounts payable.

		Less than	1-3	3-5	After 5
	Total	1 year	Years	Years	Years
Debt	$81,586	$13,537	$68,049	$—	$—
Operating leases	17,102	5,664	7,492	3,238	708
Finance leases	3,317	1,340	1,608	369	—
Other obligations	33,351	33,351	—	—	—
Total contractual obligations	$135,356	$53,892	$77,149	$3,607	$708

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

Page	25

continuously monitors collections from its clients and maintains a reserve for expected losses based upon historical experience and any specific payor collection issues that are identified.

As of March 31, 2025, the Company has 16% of its accounts receivable with Medicare. As this is a US government program, we believe there is little credit risk associated with these balances. No other customer represented more than 10% of outstanding accounts receivable.

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

The Company holds significant cash in Canadian dollars and monitors foreign exchange rates. During the six months ended March 31, 2025, the Company recognized a foreign currency loss of approximately $841,000, due to large unfavorable movements in the exchange rates. The Company has not employed any foreign currency hedging programs, but could, from time to time, authorize the use of derivative financial instruments such as forward foreign exchange contracts to economically hedge a portion of foreign currency fluctuations. Based on the exposure of Canadian cash at March 31, 2025, depreciation or appreciation of the Canadian dollar against the US dollar could result in a significant effect on net income or loss.

Interest rate risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The interest rate on the credit facility has a variable rate that can be fixed for a maximum of six months. During the year ended September 30, 2024, the Company entered into interest rate swap agreements whereby $56,800,000 of principal will receive a fixed rate. With $71,475,000 of borrowings on this facility at March 31, 2025, $14,675,000 is subject to interest rate risk. Each 1% increase would result in an additional $146,750 of annual interest expense. The interest on the Company’s other debt is either imputed or has a fixed rate and is not subject to cash flow interest rate risk.

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

Page	26

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, there have been no changes in our internal control over financial reporting (as described in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding certain legal proceedings is provided in this Quarterly Report on Form 10-Q in “Notes to Condensed Consolidated Interim Financial Statements, Note 7. Commitments and Contingencies.”

Item 1A. Risk Factors

Our business, financial condition, and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or our industry, as well as risks that affect businesses in general. In addition to the information and risk factors set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 16, 2024. The risks disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows, or results of operations and thus our share price. Other than the risk factors set forth below, we believe there have been no material changes in our risk factors from those disclosed in the Annual Report on Form 10-K for the fiscal year ended September 30, 2024. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

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

Political and economic conditions, including significant global or regional developments such as economic and political events, including the implementation of tariffs, natural disasters, and public health crises that are out of Quipt’s control, could adversely affect its revenue, financial condition, and results of operations.

Quipt’s business can be affected by a number of factors that are beyond its control, such as general geopolitical, economic, and business conditions, including slower economic growth, disruptions in financial markets, economic downturns in the form of either contained or widespread recessionary conditions, inflation, elevated unemployment levels, sluggish or uneven economic recovery, government actions impacting trade agreements, including the imposition of trade restrictions such as tariffs and retaliatory counter measures, government deficit reduction, tax legislation increasing the federal corporate income tax rates, natural and other disasters, public health crises affecting the operations of Quipt or its customers or suppliers, staffing shortages, product shortages, and disruptions in delivery systems.

We source our products from vendors who may manufacture or import our products from various countries. The U.S. government recently announced tariffs on product imports from certain countries, including higher tariff levels on those imported from Canada, Mexico, and China. These actions have resulted, and are expected to further result, in retaliatory measures on U.S. goods by those countries and others. If maintained, these recently announced tariffs, and the potential escalation of trade disputes could pose a risk to our business that could affect our revenue and cost of sourcing materials. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and are expected to be impacted by various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that already exist or may be granted, availability and cost of alternative sources of our products, and our ability to offset the effects of any tariffs that might be imposed. Specific legislative and regulatory proposals may be introduced to change international trade law, regulations, or interpretations

Page	27

thereof (possibly with retroactive effect) of various jurisdictions or limit trade relief benefits that, if enacted, could materially increase the cost of our goods, increase our effective tax rate, or have a material adverse impact on our financial condition and results of operation. We cannot predict whether our own or industry initiatives to maintain, extend, or create tariff relief for our products will be successful. We also cannot predict the effect, if any, of the imposition of new or increased tariffs by one country and retaliatory responses by other countries who are trade partners. It is possible that these changes could adversely affect our business beyond the resilience of our current supply chain. Further, actions we take to adapt to new tariffs or trade restrictions may increase our costs or risks or may cause us to modify our operations, which could be time-consuming and expensive; impact pricing of our products, which could impact our sales, profitability, and our reputation; or cause us to forgo new business opportunities.

We continue to monitor the worsening macroeconomic conditions. Turmoil in the financial markets, including in the capital and credit markets, and any uncertainty over its breadth, depth, and duration may put pressure on the global economy and could have a negative effect on Quipt’s business. The shortage of liquidity and credit combined with substantial losses in worldwide equity markets could cause an economic recession in the U.S. or worldwide. If global financial markets experience extreme disruption, governments may take unprecedented actions intended to address extreme market conditions that may include severely restricted credit and declines in real estate values. If conditions in the global economy, U.S. economy, or other key vertical or geographic markets are weak or uncertain, Quipt could experience material adverse impacts on its revenue, financial condition, and results of operations.

We are subject to risks associated with proxy contests and other actions of activist shareholders.

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as governance changes, financial restructurings, increased borrowings, special dividends, share repurchases or even sales of assets or entire companies to third parties or the activists themselves. On January 25, 2025, we received a letter pursuant to Rule 14a-19(b) under the Exchange Act (“Rule 14a-19(b)”) from Philotimo Fund, LP, an entity affiliated with Kanen Wealth Management, LLC and David L. Kanen (the “Purported Nominating Shareholder”) purporting to provide notice (the “14a-19(b) Notice”) of such Purported Nominating Shareholder’s intent to solicit proxies in support of four director candidates to the Company’s Board of Directors (the “Board”) in opposition to the Company’s four director candidates to the Board at our at our 2025 Annual General Meeting of Shareholders scheduled to be held on March 17, 2025 and any special meeting that may be called on or before December 31, 2025 (including any adjournments, reschedulings, continuations or postponements thereof, collectively, the “Meeting). On March 3, 2025, the Company entered into a Cooperation Agreement (the “Kanen Agreement”) with the Purported Nominating Shareholder pursuant to which it agreed to vote all of the common shares of the Company and any other securities of the Company entitled to vote that are beneficially owned by the Purposed Nominating Shareholder and/or over which it has control or direction, in favor of each director nominated and recommended by the Board. Pursuant to the Kanen Agreement, Kanen has withdrawn its 14a-19(b) Notice, in which Kanen provided notice to the Company of its intent to solicit proxies for four director candidates at the Meeting and to cease any and all solicitation and other activities in connection with the Meeting.  Each of the four nominees recommended by the Board received the necessary votes to hold office until the next annual meeting of the shareholders of the Company.

The Purported Nominating Shareholder has also agreed to certain customary standstill provisions prohibiting it from, among other things, (a) soliciting proxies; (b) advising or knowingly encouraging any person with respect to the voting or disposition of any securities of the Company, subject to limited exceptions; and (c) taking actions to change or influence the Board, management or the direction of certain Company matters; in each case as further described in the Kanen Agreement.

On February 1, 2025, we entered into a Non-Disclosure and Standstill Agreement (the “Forager Agreement”) with Forager Fund, L.P. (“Forager Fund”) and Forager Capital Management, LLC (“Forager Capital”, and together with Forager Fund, “Forager”). The Forager Agreement provides for customary terms related to the non-solicitation of our officers and employees and the non-disclosure and use of confidential information of the Company (“Confidentiality”). The  Forager Agreement also provides that Forager, and other representatives of Forager will, for a period of six months after the date of the Forager Agreement, not directly or indirectly acquire (or propose or agree to acquire), by purchase or otherwise, any equity securities or assets of the Company, or rights or options to acquire interests in any of the Company’s equity securities or assets (the “Standstill”) without the prior advance approval in writing by the Board.

Page	28

In addition to the Confidentiality and Standstill provisions, at the Meeting, Forager has agreed to (i) be represented in person or by proxy or otherwise cause all common shares (the “Common Shares”) that are beneficially owned by Forager and/or its subsidiaries and affiliates (collectively, the “Investor Group”), or in which the Investor Group exercises control or direction over, to be counted as present for purposes of establishing a quorum at the Meeting, (ii) vote, or cause to be voted, all Common Shares that the Investor Group beneficially owns or exercises control or direction over on the Company’s proxy or voting instruction form in favor of (A) each of the directors nominated by the Board and recommended by the Board for election to the Board (and not in favor of any other nominees for election to the Board), and (B) each other matter or proposal recommended for shareholder approval by the Board, and (iii) not execute any proxy or voting instruction form in respect of the Meeting other than the proxy or voting instruction form being solicited by or on behalf of management of the Company.

Despite the agreements in place with these shareholders, proxy contests, or related activities on the part of activist shareholders could adversely affect our business for a number of reasons, including, without limitation, the following:

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K of the Exchange Act).

Item 6. Exhibits

See Exhibit Index.

Page	29

EXHIBIT INDEX

Exhibit No.	Description

3.1+	Notice of Articles (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on December 16, 2024)

3.2	Articles (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on December 16, 2024)

10.1+

Cooperation Agreement, dated March 3, 2025, by and between Quipt Home Medical Corp. and David L. Kanen, Philotimo Fund, LP and Kanen Wealth Management, LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 4, 2025)

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

+ Certain information contained in this exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2025

QUIPT HOME MEDICAL CORP.

By:	/s/ Gregory Crawford
Name:	Gregory Crawford
Title:	President, Chief Executive Officer, and Chairman of the Board of Directors
(Principal Executive Officer)

By:	/s/ Hardik Mehta
Name:	Hardik Mehta
Title:	Chief Financial Officer
(Principal Financial Officer)