Form 10-Q
period 2025-06-30
Quipt Home Medical Corp.
filed 2025-08-11
CIK 1540013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 8, 2025, there were 43,443,972 of the registrant’s common shares outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part I, Item 2, contains certain “forward-looking information” within the meaning of Canadian securities legislation and “forward-looking statements” within the meaning of applicable US securities regulations, including the US Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based upon the current beliefs, expectations, and assumptions regarding the future of the business,  plans and strategies, and other future conditions of the Company. Forward-looking statements can be identified by words such as “expect”, “likely”, “may”, “will”, “would”, “could”, “should”, “continue”, “contemplate”, “intend”, or ”anticipate”, “believe”, “envision”, “estimate”, “expect”, “plan”, “predict”, “project”, “target”, “potential”, ”proposed”, “estimate” and other similar words, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussions of strategy. Forward-looking statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance, or other statements that are not statements of fact. Such forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q.

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

Forward-looking statements are based on the reasonable assumptions, estimates, analysis and opinions of the Company’s management made in light of its experience and its perception of trends, current conditions and expected developments, as well as other factors that management believes to be relevant and reasonable in the circumstances at the date that such statements are made, but which may prove to be incorrect. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable. The material factors and assumptions used to develop the forward-looking statements include, without limitation: the Company successfully identifying, negotiating and completing additional acquisitions; operating and other financial metrics maintaining their current trajectories, the Company not being impacted by any further external and unique events like the Medicare 75/25 rate cut and the Change Healthcare cybersecurity incident for the remainder of 2025; the Company not being subject to a material change to it cost structure; the Company’s ability to successfully execute its growth strategies and business plan; the ability to successfully identify strategic acquisitions; the Company’s ability to realize anticipated benefits, synergies or generate revenue, profits or value from its recent acquisitions into existing operations; management’s perceptions of historical trends, current conditions and expected future developments; the ability of the Company to take market share from competitors; the Company’s ability to attract and retain skilled staff; market conditions and competition; the products, services and technology offered by the Company’s competitors; the Company’s ability to generate cash flow from operations; the Company’s ability to keep pace with changing regulatory requirements; the ongoing ability to conduct business in the regulatory environments in which the Company operates and may operate in the future; the Company’s ability to maintain strong business relationships with its suppliers, service provides and other third parties; the Company’s ability to fulfill prescriptions for services and products; the anticipated growth of the niche market of home equipment and monitoring; the anticipated increase in demand for various medical products and equipment; demand and interest in the Company’s products and services; the ability to deploy up front capital to purchase monitoring and treatment equipment; anticipated and unanticipated costs; the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; the general economic, financial market, regulatory and political conditions in which the Company operates and the absence of material adverse changes in the Company’s industry, regulatory environment or the global economy; and other considerations that management believes to be appropriate in the circumstances.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

Quipt Home Medical Corp.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF FINANCIAL POSITION

(UNAUDITED)

(Amounts in thousands of US Dollars)

	As of	As of
	June 30,	September 30,
	2025	2024
ASSETS
Current assets
Cash	$11,250	$16,174
Accounts receivable, net	27,009	29,116
Inventory	23,996	20,853
Prepaid and other current assets	6,431	6,911
Total current assets	68,686	73,054
Long-term assets
Property and equipment, net	36,427	37,385
Right-of-use assets, net	15,427	16,475
Goodwill	50,733	50,733
Intangible assets, net	63,405	67,953
Equity method investment	1,066	1,311
Other assets	348	337
Total long-term assets	167,406	174,194
TOTAL ASSETS	$236,092	$247,248

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$36,814	$35,363
Current portion of equipment loans	10,525	12,804
Current portion of lease liabilities	5,702	5,867
Current portion of senior credit facility	3,303	3,248
Deferred revenue	3,501	3,568
Total current liabilities	59,845	60,850
Long-term liabilities
Senior credit facility	61,651	64,545
Lease liabilities	11,159	13,283
Equipment loans	13	55
Derivative liability - interest rate swaps	680	1,122
Deferred income taxes	208	202
TOTAL LIABILITIES	133,556	140,057

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized; 43,443,972 and 43,091,273 issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	—	—
Preferred Shares, no par value, unlimited shares authorized; none issued and outstanding as of June 30, 2025 and September 30, 2024	—	—
Additional paid-in capital	280,258	277,762
Accumulated deficit	(177,722)	(170,571)
TOTAL SHAREHOLDERS' EQUITY	102,536	107,191
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$236,092	$247,248

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page	3

Quipt Home Medical Corp.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

(Amounts in thousands of US Dollars, except per share amounts)

	Three Months	Three Months	Nine Months	Nine Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2025	2024	2025	2024
Revenue
Rentals of medical equipment	$23,228	$23,531	$71,578	$72,804
Sales of medical equipment and supplies	35,061	37,228	105,468	111,779
Total revenue	58,289	60,759	177,046	184,583
Cost of inventory sold	14,873	16,694	47,776	51,260
Operating expenses	31,041	30,593	91,333	91,096
Depreciation	9,758	9,573	29,061	28,474
Amortization of intangible assets	1,481	1,519	4,548	4,570
Right-of-use operating lease amortization and interest	1,585	1,660	4,753	4,612
Stock-based compensation	2,120	483	2,625	2,154
Acquisition-related costs	126	188	222	393
Gain on disposals of property and equipment	(872)	(51)	(896)	(51)
Operating income (loss)	(1,823)	100	(2,376)	2,075

Interest expense	1,595	1,770	5,025	5,366
Interest income	(101)	(168)	(383)	(509)
Change in fair value of derivative liability - interest rate swaps	182	(105)	(442)	170
Loss (gain) on foreign currency transactions	(610)	128	231	145
Share of loss in equity method investment	101	71	245	243
Loss before taxes	(2,990)	(1,596)	(7,052)	(3,340)
Provision for income taxes	35	—	99	483
Net loss	$(3,025)	$(1,596)	$(7,151)	$(3,823)

Net loss per share
Basic loss per share	$(0.07)	$(0.04)	$(0.17)	$(0.09)
Diluted loss per share	$(0.07)	$(0.04)	$(0.17)	$(0.09)
Weighted average number of common shares outstanding:
Basic	43,459	42,623	43,240	42,303
Diluted	43,459	42,623	43,240	42,303

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page	4

Quipt Home Medical Corp.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY (UNAUDITED)

(Amounts in thousands of US Dollars)

	Number of			Total
	Shares	Additional Paid	Accumulated	shareholders'
	(000’s)	In Capital	Deficit	equity
Balance March 31, 2025	43,507	$278,267	$(174,697)	$103,570
Net loss	—	—	(3,025)	(3,025)
Repurchase of shares	(63)	(129)	—	(129)
Stock-based compensation	—	2,120	—	2,120
Balance June 30, 2025	43,444	$280,258	$(177,722)	$102,536

Balance March 31, 2024	42,571	$276,381	$(166,035)	$110,346
Net loss	—	—	(1,596)	(1,596)
Exercise of options	519	568	—	568
Stock-based compensation	—	483	—	483
Balance June 30, 2024	43,090	$277,432	$(167,631)	$109,801

Balance September 30, 2024	43,091	$277,762	$(170,571)	$107,191
Net loss	—	—	(7,151)	(7,151)
Repurchase of shares	(63)	(129)	—	(129)
Settlement of restricted stock units	416	—	—	—
Stock-based compensation	—	2,625	—	2,625
Balance June 30, 2025	43,444	$280,258	$(177,722)	$102,536

Balance September 30, 2023	42,102	$274,923	$(163,808)	$111,115
Net loss	—	—	(3,823)	(3,823)
Settlement of restricted stock units	469	(213)	—	(213)
Exercise of options	519	568	—	568
Stock-based compensation	—	2,154	—	2,154
Balance June 30, 2024	43,090	$277,432	$(167,631)	$109,801

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page	5

Quipt Home Medical Corp.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands of US Dollars)

	Nine months	Nine months
	ended June 30,	ended June 30,
	2025	2024
Operating activities
Net loss	$(7,151)	(3,823)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,609	33,044
Right-of-use operating lease amortization and interest	4,753	4,612
Payments of operating leases, including interest	(4,526)	(4,116)
Stock-based compensation	2,625	2,154
Gain on disposals of property and equipment	(896)	(51)
Amortization of financing costs and accretion of purchase price payable	401	417
Change in fair value of derivative liability - interest rate swaps	(442)	170
Loss on foreign currency transactions	231	145
Share of loss in equity method investment	245	243
Adjustment to purchase price payable	—	(29)
Deferred income taxes	6	61
Change in working capital:
Net decrease (increase) in accounts receivable	2,107	(5,433)
Net increase in inventory	(3,143)	(4,186)
Net decrease (increase) in prepaid and other current assets	468	(2,022)
Net decrease in deferred revenue	(67)	(295)
Net (decrease) increase in accounts payables and accrued liabilities	(306)	4,513
Net cash flow provided by operating activities	27,914	25,404
Investing activities
Purchases of property and equipment	(10,530)	(6,852)
Proceeds from disposals of property and equipment	919	112
Other, net	—	(210)
Net cash flow used in investing activities	(9,611)	(6,950)
Financing activities
Repayments of equipment loans	(18,513)	(20,327)
Repayments of finance leases	(1,115)	(1,139)
Repayments of senior credit facility	(2,588)	(2,588)
Gross borrowings on the revolving credit facility	12,000	8,500
Gross repayments on the revolving credit facility	(12,623)	(5,612)
Other, net	(158)	51
Net cash flow used in financing activities	(22,997)	(21,115)
Effect of exchange rate changes on cash held in foreign currencies	(230)	(145)
Net increase (decrease) in cash	(4,924)	(2,806)
Cash, beginning of period	16,174	17,209
Cash, end of period	$11,250	$14,403

Supplemental cash flow information
Cash paid for interest	$4,811	$5,546
Cash paid for income taxes	74	1,140
Operating lease additions	2,100	3,049
Equipment loan additions	16,192	19,411
Finance lease additions	492	1,760
Purchases of property and equipment in ending accounts payable	1,756	313

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page	6

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS (UNAUDITED) June 30, 2025 and 2024

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

FOR THE THREE AND NINE MONTHS (UNAUDITED) June 30, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), (“ASU 2023-07”) which requires disclosure of incremental segment information, including significant segment expenses that are regularly provided to the chief operating decision maker and how reported measures of segment profit or loss are used in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures.

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

In July 2025, the FASB amended the guidance for ASC 326, Financial Instruments – Credit Loss (“ASC 326”), which provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions for under ASC 606, Revenue from Contracts with  Customers. The guidance is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and related disclosures.

2.	Property and equipment and right-of-use assets

The property and equipment and right-of-use assets was comprised of the following:

	As of	As of
Cost	June 30, 2025	September 30, 2024
Rental equipment	$66,611	$64,568
Vehicles	4,022	3,296
Leasehold improvements	2,419	2,403
Office and technology equipment	1,498	1,130
Land	140	160
Buildings	790	930
Projects in process	548	360
Property and equipment, gross	76,028	72,847
Less: accumulated depreciation	(39,601)	(35,462)
Property and equipment, net	$36,427	$37,385
Right-of-use assets, real estate	24,687	23,510
Right-of-use assets, vehicles	4,585	5,498
Right-of-use assets, gross	29,272	29,008
Less: accumulated amortization	(13,845)	(12,533)
Right-of-use assets, net	$15,427	$16,475

Rental equipment transferred from inventory during the nine months ended June 30, 2025 and 2024 was $26,897,000 and $24,467,000, respectively. For the nine months ended June 30, 2025 and 2024, the Company obtained equipment loans (as described in Note 5) of $16,192,000 and $19,411,000, respectively. As of June 30, 2025 and 2024, amounts in ending

Page	8

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS (UNAUDITED) June 30, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

accounts payable were $1,756,000 and $0, respectively. Remaining rental equipment transferred from inventory of $8,949,000 and $5,056,000 for the nine months ended June 30, 2025 and 2024, respectively, were paid in cash.

3.	Goodwill and intangible assets

During the three months ended June 30, 2025, due to the decrease in the Company’s market capitalization, and challenges experienced by the Company that resulted in reduced revenues and operating income, the Company determined that a triggering event had occurred, which necessitated an interim quantitative impairment test for its reporting units consistent with the guidance in ASC 350, Intangibles – Goodwill and Other. No impairment was identified as a result of this interim impairment testing The Company will continue to monitor relevant events and conditions on an ongoing basis.

The following is the summary of intangible assets as of June 30, 2025 and September 30, 2024:

	As of	As of
	June 30, 2025	September 30, 2024
Customer relationships	$79,088	$79,088
Trade names	11,581	11,581
Customer contracts	3,851	3,851
Non-compete agreements	710	710
Intangible assets, gross	95,230	95,230
Less: accumulated amortization	(31,825)	(27,277)
Intangible assets, net	$63,405	$67,953

As of June 30, 2025, estimated annual amortization for intangible assets for each of the next rolling five years and thereafter is approximately:

Estimated
Period	Amortization
Three months ending September 30, 2025	$1,468
Year ending September 30, 2026	5,776
Year ending September 30, 2027	5,723
Year ending September 30, 2028	5,594
Year ending September 30, 2029	5,587
Thereafter	39,257
Intangible assets, net	$63,405

4. Accounts payable and accrued liabilities

Following is a summary of accounts payable and accrued liabilities as of June 30, 2025 and September 30, 2024:

	As of	As of
	June 30, 2025	September 30, 2024
Accounts payable	$32,717	$29,310
Accrued compensation	2,505	4,576
Other	1,592	1,477
Total	$36,814	$35,363

Page	9

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS (UNAUDITED) June 30, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

5.	Long-term debt

Senior credit facility

In September 2022, the Company entered into a five-year, $110,000,000 senior credit facility (“Facility”) with a group of US banks. The Facility consists of (i) a delayed-draw term loan facility of $85,000,000, of which $64,000,000 has been drawn as of June 30, 2025, (ii) a term loan of $5,000,000 that was drawn at closing, and (iii) a $20,000,000 revolving credit facility. The Facility is secured by substantially all assets of the Company and is subject to certain financial covenants, with which the Company was in compliance as of June 30, 2025.

A summary of the balances on the Facility as of June 30, 2025 and September 30, 2024 is as follows:

	As of	As of
	June 30, 2025	September 30, 2024
Delayed-draw term loan	$56,000	$58,400
Term loan	4,312	4,500
Revolving credit facility	5,700	6,323
Total principal	66,012	69,223
Deferred financing costs	(1,058)	(1,430)
Net carrying value	$64,954	$67,793

Current portion	3,303	3,248
Long-term portion	61,651	64,545
Net carrying value	$64,954	$67,793

As of June 30, 2025, scheduled repayments of the Facility are as follows:

Twelve months ended June 30,	Amount
2026	$3,450
2027	3,450
2028	59,112
Total	$66,012

The delayed-draw term loan and the term loan bear interest at a weighted average of 7.0% as of June 30, 2025, and will reprice within three months. The rate is based on a secured overnight financing rate (“SOFR”), with a floor of 0.5%, plus a spread of 2.1% to 2.85% (2.65% as of June 30, 2025) based on the Company’s leverage ratio. The revolving credit facility is bearing interest at 7.6% as of June 30, 2025 and will reprice within three months. The Facility also has fees for unused availability. The fair value of the Facility was determined considering market conditions, credit worthiness and the current terms of debt, which is considered Level 2 on the fair value hierarchy. Due to the near-term repricing of the interest rates, the fair value of the Facility approximates the principal value as of June 30, 2025 and September 30, 2024.

To manage the risks of the cash flows related to interest expense, the Company entered into several interest rate swaps on $59,000,000 of the principal amount of the Facility during the year ended September 30, 2024. The swaps carry a fixed SOFR of 3.4% to 4.4%, resulting in a weighted combined rate of 6.8%. The swaps are settled quarterly and mature on September 30, 2025, on September 30, 2026, and at the Facility’s maturity. Any difference between the Facility’s SOFR rate and the swaps’ rates is recorded as interest expense. For the three months ended June 30, 2025 and 2024, a reduction of $38,000 and $84,000, respectively, to interest expense was recorded in the condensed consolidated interim statements

Page	10

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS (UNAUDITED) June 30, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

of income (loss). For the nine months ended June 30, 2025 and 2024, a reduction of $155,000 and $201,000, respectively, to interest expense was recorded in the condensed consolidated interim statements of income (loss).

Interest expense on the Facility, including the impact of the interest rate swap agreements, was $1,211,000 and $1,297,000 for the three months ended June 30, 2025 and 2024, respectively, and $3,807,000 and $3,997,000 for the nine months ended June 30, 2025 and 2024, respectively.

The Company has incurred financing costs to obtain and maintain the Facility, which is reflected as a reduction of the outstanding balance and will be amortized as interest expense using the effective interest method over the life of the Facility. During the three months ended June 30, 2025 and 2024, $132,000 and $128,000 of amortization of deferred financing costs was recorded, respectively. During the nine months ended June 30, 2025 and 2024, $401,000 and $385,000 of amortization of deferred financing costs was recorded, respectively.

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

Following is the activity in equipment loans for the nine months ended June 30, 2025 and 2024:

	Nine months ended	Nine months ended
	June 30, 2025	June 30, 2024
Beginning balance	$12,859	$14,347
Additions	16,192	19,411
Repayments	(18,513)	(20,327)
Ending balance	10,538	13,431
Current portion	10,525	13,335
Long-term portion	$13	$96

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

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS (UNAUDITED) June 30, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

Following is the activity in lease liabilities for the nine months ended June 30, 2025 and 2024:

	Operating	Finance	Total
Balance September 30, 2023	$16,236	$2,914	$19,150
Additions	3,049	1,760	4,809
Non-cash adjustments	(139)	—	(139)
Repayments	(3,238)	(1,139)	(4,377)
Balance June 30, 2024	$15,908	$3,535	$19,443

Balance September 30, 2024	$15,840	$3,310	$19,150
Additions	2,100	492	2,592
Non-cash adjustments	(79)	—	(79)
Repayments	(3,687)	(1,115)	(4,802)
Balance June 30, 2025	$14,174	$2,687	$16,861

Future payments pursuant to lease liabilities are as follows:

Twelve Months Ending June 30,	Operating	Finance	Total
2026	$5,449	$1,235	$6,684
2027	4,144	923	5,067
2028	2,959	594	3,553
2029	2,074	254	2,328
2030	850	26	876
Thereafter	712	—	712
Gross lease payments	16,188	3,032	19,220
Less amounts relating to interest	(2,014)	(345)	(2,359)
Lease liabilities	$14,174	$2,687	$16,861

The components of finance lease expense are as follows:

		Three months ended June, 30		Nine months ended June, 30
	Classification	2025	2024	2025	2024
Finance lease cost:
Amortization of lease assets	Depreciation	$262	$343	$867	$982
Interest on lease liabilities	Interest expense	57	69	190	194
Total finance lease cost		$319	$412	$1,057	$1,176

Other information relating to leases is as follows:

Page	12

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS (UNAUDITED) June 30, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

	As of	As of
	June 30, 2025	September 30, 2024
Weighted average remaining lease term (years)
Operating leases	3.7	4.1
Finance leases	2.8	2.8

Weighted average discount rate
Operating leases	7.2%	7.4%
Finance leases	9.0%	8.5%

6.	Share capital

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

Repurchase of share capital

On May 6, 2024, the Company implemented a share repurchase program pursuant to which the Company was authorized to purchase for cancellation up to 3,626,845 common shares from time to time in accordance with applicable securities laws, representing approximately 10% of the Company’s public float (as defined by the TSX) as of such date. The repurchase program did not obligate the Company to acquire a specified number of shares and automatically terminated on April 30, 2025. During the three and nine months ended June 30, 2025, the Company repurchased 62,800 shares under the repurchase program for approximately $129,000.

Share-based long-term incentives

In February 2024, the Board approved the 2024 Equity Incentive Plan (the “2024 EIP”) which became effective on March 27, 2024 upon shareholder approval, pursuant to which the Company is able to issue share-based long-term incentives. Awards include common share purchase options, stock appreciation rights, restricted share awards, restricted share bonuses, restricted share units, performance shares, performance units, cash-based awards and other share-based awards, under the 2024 EIP. All directors, officers, employees and service providers of the Company and/or its affiliates are eligible to receive awards under the 2024 EIP, subject to the terms of the 2024 EIP. Options granted under the plan are non-assignable and may be granted for a term not exceeding ten years. Stock options have varying vesting periods. Each restricted share unit represents the right to receive one common share, vests quarterly over two years from the grant date and is settled in the calendar year after vesting. In March 2025, the Company granted 425,000 options and 2,478,753 restricted share units.

Page	13

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS (UNAUDITED) June 30, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

A summary of stock options is provided below:

		Weighted average
		exercise price per share
	Number of options	in Canadian dollars (C$)
Balance September 30, 2023	3,957	C$	4.49
Exercised	(519)		1.50
Expired	(15)		7.76
Forfeited	(3)		8.48
Balance June 30, 2024	3,420	C$	4.92

Balance September 30, 2024	3,402	C$	4.91
Granted	425		3.40
Expired	(49)		6.98
Balance June 30, 2025	3,778	C$	4.70

On June 30, 2025, the Company had approximately 3,280,000 vested stock options with a weighted average exercise price of C$4.74.

The fair value of the stock options granted during the nine months ended June 30, 2025 was C$3.40. The Company used the Black-Scholes option pricing model calculated using the following assumptions:

Nine months
ended June 30,
2025
Share price at grant date	C$3.40
Risk-free interest rate	4.25%
Expected volatility	242.4%
Expected life of option	10 years
Expected dividend yield	Nil

A summary of restricted share units is provided below:

		Weighted average
		grant-date price
	Number	per share in
	of units	Canadian dollars (C$)
Balance September 30, 2023	1,034	C$	8.34
Settled	(515)		8.38
Balance June 30, 2024	519	C$	8.30

Balance September 30, 2024	519	C$	8.30
Granted	2,479		3.40
Settled	(415)		8.30
Balance June 30, 2025	2,583	C$	3.60

Page	14

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS (UNAUDITED) June 30, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

Stock-based compensation

For the three and nine months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense as follows:

	Three Months	Three Months	Nine months	Nine months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2025	2024	2025	2024
Restricted share units	$1,809	$322	$2,141	$1,423
Stock options	311	161	484	731
Stock-based compensation expense	$2,120	$483	$2,625	$2,154

Unrecognized compensation expense related to nonvested shares of stock options and restricted share units was $4,490,000 as of June 30, 2025 and will be recognized over a weighted average vesting period of 0.6 years.

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

The Company has received a civil investigative demand (“CID”) from the Department of Justice (“DOJ”) through the US Attorney’s Office for the Northern District of Georgia pursuant to the False Claims Act regarding an investigation concerning whether the Company may have caused the submission of false claims to government healthcare programs for CPAP equipment. The Company is cooperating with the investigation. The DOJ has not indicated to the Company whether it believes the Company engaged in any wrongdoing. No assurance can be given as to the timing or outcome of the DOJ’s investigation.

In April 2024, the Company received a subpoena from the SEC to provide certain documents related to the Company and the DOJ investigation, CID, and financial reporting and disclosure matters. The SEC concluded its investigation in November 2024 and, based on the information it had at such time, the SEC advised that it did not intend to recommend an enforcement action by it against the Company.

Page	15

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS (UNAUDITED) June 30, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

8. Operating expenses

	Three months	Three months	Nine months	Nine months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2025	2024	2025	2024
Payroll and employee benefits	$19,244	$19,547	$57,795	$58,724
Facilities	1,418	1,441	4,206	4,199
Billing	3,116	2,734	9,132	8,138
Professional fees	1,979	1,496	4,990	4,482
Outbound freight	1,405	1,383	4,129	4,115
Vehicle fuel and maintenance	1,257	1,233	3,445	3,515
Bank and credit card fees	649	560	1,727	1,540
Technology	564	409	1,431	1,157
Insurance	334	384	1,107	1,160
All other	1,075	1,406	3,371	4,066
Total operating expenses	$31,041	$30,593	$91,333	$91,096

f

9. Income taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, current income taxes are recognized for the estimated income taxes payable for the current period. Deferred income tax assets and liabilities are recognized for temporary differences between the tax and accounting basis of assets and liabilities as well as for the benefit of losses available to be carried forward to future years and are measured using the current enacted tax rates expected to apply when the differences reverse. The Company considers all positive and negative evidence available to determine whether it is more likely than not that the tax benefit from utilization of the deferred tax assets will ultimately be realized. Based upon that evidence, the Company determined that only a portion of its deferred tax assets will be utilized in the future to offset taxable income generated by the reversal of its deferred tax liabilities, and a valuation allowance has been provided for the remaining deferred tax assets. The provision for income taxes was $35,000 and $99,000 for the three and nine months ended June 30, 2025, and $0 and $483,000 for the three and nine months ended June 30, 2024, respectively, and relates primarily to current state income taxes payable.

10.	Related party transactions

The Company (through indirect wholly owned subsidiaries) has six leases for office, warehouse, and retail space with a rental company affiliated with the Company’s Chief Executive Officer, the majority of which were entered into in 2015, prior to such subsidiaries being acquired by the Company and prior to the Chief Executive Officer joining the Company, five of which were renewed effective October 1, 2022. The leases have a combined area of 74,520 square feet. Lease payments under these leases were approximately $65,000 and $63,000 per month for the nine months ended June 30, 2025 and 2024, respectively, with increases on October 1 of each year equal to the greater of (i) the Consumer Price Index for All Urban Consumers (CPI-U), and (ii) 3%. One lease expires in June 2026 and the remaining five leases expire on September 30, 2029.

11. Subsequent event

On July 1, 2025, the Company, through one of its wholly-owned subsidiaries, acquired Mediserve Medical Equipment of Kingsport, Inc. (“Mediserve”). Mediserve operates in the same industry as the Company with locations in Tennessee and Virginia. The purchase price of approximately $2,600,000 consisted of approximately $2,450,000 in cash at closing and approximately $150,000 in holdback consideration payable to the sellers. The Company is in the process of gathering the

Page	16

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS (UNAUDITED) June 30, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

information needed to allocate the purchase price to the acquired tangible assets and currently estimates that the allocation will be approximately $850,000 of accounts receivable, $150,000 of inventory and $1,600,000 of property and equipment. The final allocation, including any intangible assets and goodwill, will be completed once the necessary information is obtained.

On July 4, 2025, the president of the United States signed into law Public Law No. 119-21 H.R.1, commonly known as the “One Big Beautiful Bill Act” ("OBBBA"). The OBBBA includes several significant provisions for corporations, including interest deductibility, research and experimentation expensing, and immediate deduction of capital expenditures. The Company is still evaluating the legislation and its impact on the financial statements.

Page	17

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

The condensed consolidated financial statements as of and for the three and nine months ended June 30, 2025 and 2024 (the “consolidated financial statements”) of the Company were prepared in accordance with GAAP.

The consolidated financial statements, which are presented in US dollars, have been prepared under the historical cost convention, as modified by the measurement at fair values of certain financial assets and financial liabilities.

Loss of Foreign Private Issuer Status

As a result of more than 50% of the Company’s outstanding voting securities being held directly or indirectly by residents of the US as of March 31, 2024 and otherwise not qualifying for foreign private issuer status under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company ceased to be a foreign private issuer, as defined in Rule 3b-4 under the Exchange Act, as of October 1, 2024. Accordingly, effective October 1, 2024, the Company was required to commence reporting on forms required by the Exchange Act of US domestic companies, such as periodic reports on Forms 10-K and 10-Q and current reports of Form 8-K and the US proxy rules. Any securities issued by the Company have become subject to certain rules and restrictions under the Securities Act of 1933, as amended (the “Securities Act”). More than 50% of the Company’s outstanding voting securities continue to be held directly or indirectly by residents of the US as of June 30, 2025. As disclosed in the risk factors discussed or referred to in the Company’s disclosure documents filed with the SEC and available at www.sec.gov, and with the securities regulatory authorities in certain provinces of Canada and available at www.sedarplus.ca, compliance with the additional disclosure rules, compliance and timing requirements under the Securities Act, Exchange Act, and other applicable rules and regulations has resulted in increased expenses and require the Company’s management to devote substantial time and resources to comply with the new regulatory requirements.

The impact of becoming a domestic issuer under the US federal securities laws, reporting its condensed consolidated interim financial statements in accordance with GAAP as opposed to international financial reporting standards (“IFRS”), has been reflected commencing with the annual financial statements as of and for the years ended September 30, 2024 and 2023. The primary changes relative to what was previously reported for the three and nine months ended June 30, 2024 are as follows:

-	A reduction of revenues by approximately $3,200,000 and $8,700,000, respectively, with a corresponding elimination of bad debt expense, with no change to net loss.
-	A new caption in the condensed consolidated interim statement of income (loss) and the condensed consolidated interim statement of cash flows related to approximately $1,700,000 and $4,600,000, respectively, of right-of-use operating lease amortization and interest with a corresponding reduction in depreciation of approximately $1,400,000 and $3,700,000, respectively and interest expense of $300,000 and $900,000, respectively, with no change to net loss.
-	A new caption for the loss on derivative liability – interest rate swap of approximately ($105,000) and $170,000, respectively, which changed net loss, and was previously reflected as other comprehensive loss.

Overview

Business objective

The growth in the number of elderly patients in the United States (US) healthcare market is creating pressure to provide more efficient delivery systems for products and services. Healthcare providers, such as hospitals, physicians, and pharmacies, are seeking partners that can offer a range of products and services that improve outcomes, reduce hospital

Page	18

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

Selected Quarterly and Interim Information ($ amounts in thousands, except per share amounts)

	As of or for the	As of or for the	As of or for the	As of or for the
	three months	three months	nine months	nine months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2025	2024	2025	2024
Number of patients serviced	151,000	153,000	271,000	270,000
Number of equipment set-ups or deliveries	210,000	216,000	635,000	642,000
Respiratory resupply set-ups or deliveries	119,000	120,000	354,000	359,000
Adjusted EBITDA	$13,683	$14,195	$41,022	$44,432
Net cash flow provided by operating activities	$9,668	$10,509	$27,914	$25,404
Total revenue	$58,289	$60,759	$177,046	$184,583
Net loss	$(3,025)	$(1,596)	$(7,151)	$(3,823)
Net loss per share - basic	$(0.07)	$(0.04)	$(0.17)	$(0.09)
Net loss per share - diluted	$(0.07)	$(0.04)	$(0.17)	$(0.09)
Total assets			$236,092	$249,784
Total long-term liabilities			$73,711	$76,051
Shareholders' equity			$102,536	$109,801

Operating results

The fiscal year ended September 30, 2024 and the nine months ended June 30, 2025 presented us with a range of challenges that have impacted our financial performance for the three and nine months ended June 30, 2025 as compared to the three and nine months ended June 30, 2024. These challenges prevented us from achieving our target of 8% to 10% annualized organic growth.

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

Page	19

The Company uses Change Healthcare, a subsidiary of UnitedHealth Group, to submit patient claims to certain non-Medicare payors for payment. UnitedHealth Group announced that on February 21, 2024, Change Healthcare’s information technology systems were impacted by a cybersecurity incident  (the “Change Healthcare Incident”). This incident significantly impacted the healthcare industry and hindered the ability to process and bill claims in the three months ended March 31, 2024 and June 30, 2024, creating a reduction in our cash flow, including collections of claims not directly impacted by the Change Healthcare Incident that were slowed by the diversion of normal collection efforts to address the Change Healthcare Incident.

The cumulative impact of these events on total revenue is estimated to be approximately $3,000,000 and $7,000,000 for the three and nine months ended June 30, 2025 compared to the three and nine months ended June 30, 2024, respectively.

Results of Operations

Three and nine months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three and nine months ended June 30, 2025 and 2024 (amounts in thousands, except per share amounts):

	Three months	Three months	Nine months	Nine months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2025	2024	2025	2024
Revenue	$58,289	$60,759	$177,046	$184,583
Cost of inventory sold	14,873	16,694	47,776	51,260
Operating expenses	31,041	30,593	91,333	91,096
Depreciation	9,758	9,573	29,061	28,474
Amortization of intangible assets	1,481	1,519	4,548	4,570
Right-of-use operating lease amortization and interest	1,585	1,660	4,753	4,612
Stock-based compensation	2,120	483	2,625	2,154
Acquisition-related costs	126	188	222	393
Gain on disposals of property and equipment	(872)	(51)	(896)	(51)
Interest expense, net	1,494	1,602	4,642	4,857
Change in fair value of derivative liability - interest rate swaps	182	(105)	(442)	170
Loss (gain) on foreign currency transactions	(610)	128	231	145
Share of loss in equity method investment	101	71	245	243
Provision for income taxes	35	—	99	483
Net loss	$(3,025)	$(1,596)	$(7,151)	$(3,823)
Net loss per share
Basic loss per share	$(0.07)	$(0.04)	$(0.17)	$(0.09)
Diluted loss per share	$(0.07)	$(0.04)	$(0.17)	$(0.09)

Revenue

For the three months ended June 30, 2025, revenue totaled $58,289,000, a decrease of $2,470,000, or 4.1%, from the three months ended June 30, 2024. This decrease is primarily due to a reduction of approximately $3,000,000 from the challenges discussed in Operating Results above, which was partially offset by gains in other areas.

For the nine months ended June 30, 2025, revenue totaled $177,046,000, a decrease of $7,537,000, or 4.1%, from the nine months ended June 30, 2024. This decrease is primarily due to a reduction of approximately $7,000,000 from the challenges discussed in Operating Results above.

Page	20

Cost of inventory sold

For the three months ended June 30, 2025, cost of inventory sold totaled $14,873,000, or 25.5% of revenue, and decreased from $16,694,000, or 27.5% of revenue, for the three months ended June 30, 2024. The decrease in dollars was due to the decline in revenue, with the percentage of revenue improving due to negotiated cost reductions with certain vendors during calendar 2025.

For the nine months ended June 30, 2025, cost of inventory sold totaled $47,776,000, or 27.0% of revenue, and decreased from $51,260,000, or 27.8% of revenue, for the nine months ended June 30, 2024. The decrease in dollars was due to the decline in revenue, with the percentage of revenue improving due to negotiated cost reductions with certain vendors during calendar 2025.

Operating expenses

For the three months ended June 30, 2025, operating expenses were $31,041,000, an increase of $448,000, or 1.5%, from $30,593,000 from the three months ended June 30, 2024, due primarily to a $585,000 increase in certain professional fees related to the CID, the loss of private issuer status, and proxy contests and other actions of activist shareholders. This was partially offset by a reduction in payroll expenses.

For the nine months ended June 30, 2025, operating expenses were $91,333,000, an increase of 0.2% from $91,097,000 for the nine months ended June 30, 2024. Billing expense increased $994,000 related to the consolidation and integration of the Company’s billing systems, and certain professional fees related to the CID, the loss of private issuer status, proxy contests and other actions of activist shareholders, increased $880,000. These were mostly offset by a reduction in payroll expenses of $929,000 from reduced headcount and incentive compensation, and all other expenses of $696,000 from controls on discretionary spending such as marketing and travel.

Right-of-use operating lease amortization and interest

For the three months ended June 30, 2025, right-of-use operating lease amortization and interest expense decreased by $75,000 to $1,585,000 as compared to $1,660,000 for the three months ended June 30, 2024, due to the timing of lease renewals.

For the nine months ended June 30, 2025, right-of-use operating lease amortization and interest expense increased by $141,000 to $4,753,000 as compared to $4,612,000 for the nine months ended June 30, 2024, due to the timing of lease renewals.

Depreciation expense

Depreciation expense increased 1.9% to $9,758,000 for the three months ended June 30, 2025 compared to $9,573,000 for the three months ended June 30, 2024 due to the increase in the additions to property and equipment, specifically rental equipment.

Depreciation expense increased 2.1% to $29,061,000 for the nine months ended June 30, 2025 compared to $28,474,000 for the nine months ended June 30, 2024 due to the increase in additions to property and equipment, specifically rental equipment.

Stock-based compensation

Stock-based compensation increased to $2,120,000 for the three months ended June 30, 2025 from $483,000 for the three months ended June 30, 2024, due to the share-based long-term incentives granted in March 2025.

Stock-based compensation increased to $2,625,000 for the nine months ended June 30, 2025 from $2,154,000 for the nine months ended June 30, 2024, due to the share-based long-term incentives granted in March 2025.

Page	21

Gains on disposal of property and equipment

Gain on disposals of property and equipment increased to $872,000 for the three months ended June 30, 2025 from $51,000 for the three months ended June 30, 2024, primarily as a result of proceeds received from the return of recalled ventilators to the manufacturer.

Gain on disposals of property and equipment increased to $896,000 for the nine months ended June 30, 2025 from $51,000 for the nine months ended June 30, 2024, primarily as a result of proceeds received from the return of recalled ventilators to the manufacturer.

Interest expense, net

Interest expense, net for the three months ended June 30, 2025 decreased $108,000 to $1,494,000 from $1,602,000 for the three months ended June 30, 2024, due to lower interest rates on the senior credit facility, including the benefit of swaps entered into in September 2024 and lower average equipment loan balances.

Interest expense, net for the nine months ended June 30, 2025 decreased $215,000 to $4,642,000 from $4,857,000 for the nine months ended June 30, 2024, due to lower interest rates on the senior credit facility, including the benefit of swaps entered into in September 2024 and lower average equipment loan balances.

Change in fair value of derivative liability – interest rate swaps

The change in fair value of derivative liability - interest rate swap for the three months ended June 30, 2025 was a loss of $182,000 as compared to a gain of $105,000 for the three months ended June 30, 2024. The fair value of the swap has been volatile due to varying expectations of timing and degree of interest rate changes.

The change in fair value of derivative liability - interest rate swap for the nine months ended June 30, 2025 was a gain of $442,000 as compared to a loss of $170,000 for the nine months ended June 30, 2024. The fair value of the swap has been volatile due to varying expectations of timing and degree of interest rate changes.

Loss (gain) on foreign currency transactions

The loss (gain) on foreign currency transactions is primarily related to cash that is translated into US dollars at the foreign currency spot rate as of each reporting date, with changes in the exchange rates recognized in profit or loss. During the three months ended June 30, 2025, the exchange rate for Canadian dollars to US dollars increased from 0.696 to 0.731, resulting in a gain of $610,000. During the three months ended June 30, 2024, the exchange rate for Canadian dollars to US dollars decreased from 0.756 to 0.730, resulting in a loss of $128,000.

During the nine months ended June 30, 2025, the exchange rate for Canadian dollars to US dollars decreased from 0.741 to 0.731, resulting in a loss of $231,000. During the nine months ended June 30, 2024, the exchange rate for Canadian dollars to US dollars decreased from 0.740 to 0.730, resulting in a loss of $145,000.

Net loss

Net loss for the three months ended June 30, 2025 increased to $3,025,000 from $1,596,000 for the three months ended June 30, 2024 for the reasons listed above.

Net loss for the nine months ended June 30, 2025 increased to $7,151,000 from $3,823,000 for the nine months ended June 30, 2024 for the reasons listed above.

Non-GAAP financial measure

Adjusted EBITDA

Throughout this MD&A, references are made to “Adjusted EBITDA,” which is a non-GAAP financial measure that does not have standardized meaning prescribed by GAAP. We believe this non-GAAP financial measure is meaningful in the

Page	22

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

Adjusted EBITDA is defined as net loss, adjusted for net interest expense, depreciation and amortization expense, right-of-use operating lease amortization and interest, provision for income taxes, professional fees related to the CID, loss of foreign private issuer status, and proxy contests and other actions of activist shareholders, stock-based compensation, acquisition-related costs, loss (gain) on foreign currency transactions, change in fair value of derivative liability – interest rate swaps, (gain) loss on disposal of property and equipment, and share of loss in equity method investment. Adjusted EBITDA is a non-GAAP measure that the Company uses as an indicator of financial health and excludes several items which may be useful in the consideration of the financial condition of the Company.

Set forth below are descriptions of the material financial items that have been excluded from net loss to calculate Adjusted EBITDA and the material limitations associated with using this non-GAAP financial measure.

●	The amount of interest expense we incur or interest income we generate, including right-of-use interest expense, may be useful for investors to consider and may result in current cash inflows or outflows. However, we do not consider the amount of net interest expense to be a representative component of the day-to-day operating performance of our business.
●	Depreciation and amortization expense, including right-of-use amortization, may be useful for investors to consider because they generally represent the wear and tear on our property and equipment used in our operations and amortization of intangibles valued in acquisitions. However, we do not believe these charges necessarily reflect the current and ongoing cash charges related to our business.
●	Provision for income taxes may be useful for investors to consider because it generally represents the taxes which may be payable for the period and may reduce the amount of funds otherwise available for use. However, we do not consider the amount of income tax expense to be a representative component of the day-to-day operating performance of our business.
●	We do not consider certain professional fees, including those related to the CID, the loss of private issuer status, and proxy contests and other actions of activist shareholders, to be representative components of the day-to-day operating performance of our business.
●	Stock-based compensation expense may be useful for investors to consider because it is a component of compensation received by the Company’s directors, officers, employees, and consultants. However, stock-based compensation is being added back because it is non-cash and because the decisions which gave rise to these expenses were not made to increase revenue in a particular period, but rather were made for the Company’s long-term benefit over multiple periods.
●	Acquisition-related costs may be useful for the investors to consider because they are professional fees directly related to pursuing and completing various acquisitions. While the costs are expected to be recurring if the Company continues to make acquisitions, they are generally incurred prior to the inclusion of such acquisitions in the consolidated revenues of the Company.
●	The change in fair value of derivative liability – interest rate swaps and the share of loss in equity method investment are added back because it is non-cash in the period of change in the fair value.
●	The gain on disposals of property and equipment is excluded because they are a recapture of previously depreciated property and equipment.
●	The loss (gain) on foreign currency transactions is excluded because they are not a representative component of our day-to-day operations.

Page	23

The following table is a reconciliation of GAAP net loss to Adjusted EBITDA for the indicated periods (amounts in thousands):

	Three	Three	Nine	Nine
	months	months	months	months
	ended June	ended June	ended June	ended June
	30, 2025	30, 2024	30, 2025	30, 2024
Net loss	$(3,025)	$(1,596)	$(7,151)	$(3,823)
Add back:
Depreciation and amortization	11,239	11,092	33,609	33,044
Interest expense, net	1,494	1,602	4,642	4,857
Right-of-use operating lease amortization and interest	1,585	1,660	4,753	4,612
Provision for income taxes	35	—	99	483
Professional fees	1,308	723	3,085	2,205
Stock-based compensation	2,120	483	2,625	2,154
Acquisition-related costs	126	188	222	393
Change in fair value of derivative liability - interest rate swaps	182	(105)	(442)	170
Gain on disposals of property and equipment	(872)	(51)	(896)	(51)
Loss (gain) on foreign currency transactions	(610)	128	231	145
Share of loss in equity method investment	101	71	245	243
Adjusted EBITDA	$13,683	$14,195	$41,022	$44,432

Financial Position

The following table summarizes the Company’s financial position as of June 30, 2025 and September 30, 2024 (amounts in thousands):

	As of	As of
	June 30, 2025	September 30, 2024
Cash	$11,250	$16,174
Accounts receivable, inventory, and prepaid and other current assets	57,436	56,880
Property and equipment, net	36,427	37,385
Right-of-use assets, net	15,427	16,475
Goodwill, intangible assets, and other non-current assets	115,552	120,334
Total assets	$236,092	$247,248
Accounts payable and other current liabilities	$59,845	$60,850
Long-term debt and other long-term liabilities	73,711	79,207
Total liabilities	133,556	140,057
Shareholders’ equity	102,536	107,191
Total liabilities and shareholders’ equity	$236,092	$247,248

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash on hand and its line of credit availability. As of June 30, 2025, the Company had cash on hand of $11,250,000 and revolving credit availability under the Facility, defined in the “Notes to Condensed Consolidated Interim Financial Statements, Note 5, Long-term debt, Senior credit facility,” of $14,300,000. The Company’s approach in managing liquidity is to ensure, to the extent possible, that it will have enough liquidity to meet its liabilities when due. The Company will do so by continuously monitoring actual and expected cash flows and monitoring financial market conditions for signs of weakness. The Company faces minimal liquidity risk in its current financial obligations as they become due and payable. We believe that our current sources of liquidity will be sufficient to fund our operations, including expected capital expenditures, for the next twelve months.

Page	24

Cash Flows

The following is a summary of the Company’s unaudited cash flows for the following periods (in thousands):

	Nine months	Nine months
	ended June 30,	ended June 30,
	2025	2024
Net cash flow provided by operating activities	$27,914	$25,404
Net cash flow used in investing activities	(9,611)	(6,950)
Net cash flow used in financing activities	(22,997)	(21,115)
Effect of exchange rate changes on cash held in foreign currencies	(230)	(145)
Net increase (decrease) in cash	$(4,924)	$(2,806)

Operating Activities

Net cash flow provided by operating activities was $27,914,000 for the nine months ended June 30, 2025, an increase of $2,510,000 from $25,404,000 for the nine months ended June 30, 2024. For the nine months ended June 30, 2025, the change in working capital improved $6,482,000 to a use of cash flows of ($941,000) for the nine months ended June 30, 2025 as compared to a use of cash flows of ($7,423,000) for the nine months ended June 30, 2024, due primarily to the nine months ended June 30, 2024 being negatively impacted by the Change Healthcare Incident. This was partially offset by an increase in the net loss by $3,328,000 and the variance in the gain on disposals of property and equipment of $845,000.

Investing Activities

Net cash flow used in investing activities was $9,611,000 for the nine months ended June 30, 2025, an increase of $2,661,000 from $6,950,000 for the nine months ended June 30, 2024, due to an increase in purchases of property and equipment. This was primarily comprised of the cash portion of rental equipment transferred from inventory increasing by $3,893,000 to $8,949,000 for the nine months ended June 30, 2025 from $5,056,000 for the nine months ended June 30, 2024. The cash portion of rental equipment transferred from inventory was higher due to a reduction in additions to  equipment loans. This was partially offset by the increase in proceeds from the disposals of property and equipment of $807,000.

Financing Activities

Net cash flow used in financing activities was $22,997,000 for the nine months ended June 30, 2025, an increase of $1,882,000 from $21,115,000 for the nine months ended June 30, 2024. This was primarily due to the change in the cash flow from net borrowings on the revolving credit facility of $3,511,000, to an outflow of $623,000 for the nine months ended June 30, 2025 from an inflow of $2,888,000 for the nine months ended June 30, 2024. This was partially offset by lower equipment loan repayments of $1,814,000.

Capital management

The Company considers its capital to be shareholders’ equity, which totaled $102,536,000 on June 30, 2025, and the Facility, which totaled a principal amount of $64,954,000 at June 30, 2025.

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

Page	25

The Company had the following equity instruments outstanding at June 30, 2025 and September 30, 2024 (in thousands of shares):

	As of	As of
	June 30, 2025	September 30, 2024
	(000’s)	(000’s)
Common shares	43,444	43,091
Options	3,778	3,402
Restricted share units	2,583	519

The outstanding shares as of August 8, 2025 are 43,443,972 common shares.

Contractual Commitments and Obligations

The following table summarizes the Company’s contractual commitments and obligations as of June 30, 2025 (in thousands), which are primarily for debt, vehicle finance leases, real estate operating leases, and accounts payable.

		Less than	1-3	3-5	After 5
	Total	1 year	Years	Years	Years
Debt	$76,550	$13,975	$62,575	$—	$—
Operating leases	16,188	5,449	7,103	2,924	712
Finance leases	3,032	1,235	1,517	280	—
Other obligations	32,717	32,717	—	—	—
Total contractual obligations	$128,487	$53,376	$71,195	$3,204	$712

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to financial risks of varying degrees of significance which would affect its ability to achieve its strategic objectives for growth: market risk (including currency risk and interest rate risk), credit risk, and liquidity risk. These risks arise from the normal course of operations and all transactions are undertaken to support the Company’s ability to continue as a going concern. Risk management is carried out by management under policies approved by the Board. The Company’s overall risk management program seeks to minimize potential adverse effects on the Company’s financial performance.

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

Page	26

continuously monitors collections from its clients and maintains a reserve for expected losses based upon historical experience and any specific payor collection issues that are identified.

As of June 30, 2025, the Company has 17% of its accounts receivable with Medicare. As this is a US government program, we believe there is little credit risk associated with these balances. No other customer represented more than 10% of outstanding accounts receivable.

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

The Company holds significant cash in Canadian dollars and monitors foreign exchange rates. During the nine months ended June 30, 2025, the Company recognized a foreign currency loss of approximately $231,000, due to unfavorable movements in the exchange rates. The Company has not employed any foreign currency hedging programs, but could, from time to time, authorize the use of derivative financial instruments such as forward foreign exchange contracts to economically hedge a portion of foreign currency fluctuations. Based on the exposure of Canadian cash at June 30, 2025, depreciation or appreciation of the Canadian dollar against the US dollar could result in a significant effect on net income or loss.

Interest rate risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The interest rate on the credit facility has a variable rate that can be fixed for a maximum of six months. During the year ended September 30, 2024, the Company entered into interest rate swap agreements whereby $59,000,000 of principal will receive a fixed rate. With $66,012,000 of borrowings on this facility at June 30, 2025, $7,012,000 is subject to interest rate risk. Each 1% increase would result in an additional $70,120 of annual interest expense. The interest on the Company’s other debt is either imputed or has a fixed rate and is not subject to cash flow interest rate risk.

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

Page	27

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, there have been no changes in our internal control over financial reporting (as described in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding certain legal proceedings is provided in this Quarterly Report on Form 10-Q in “Notes to Condensed Consolidated Interim Financial Statements, Note 7. Commitments and Contingencies.”

Item 1A. Risk Factors

Our business, financial condition, and operating results are affected by a number of factors, whether they are currently known or unknown, including risks specific to us or our industry, as well as risks that affect businesses in general. In addition to the information and risk factors set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 16, 2024. The risks disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows, or results of operations and thus our share price. Other than the risk factors set forth below, we believe there have been no material changes in our risk factors from those disclosed in the Annual Report on Form 10-K for the fiscal year ended September 30, 2024. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

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

We source our products from vendors who may manufacture or import our products from various countries. The US government recently announced tariffs on product imports from certain countries, including higher tariff levels on those imported from Canada, Mexico, and China. These actions have resulted, and are expected to further result, in retaliatory measures on US goods by those countries and others. If maintained, these recently announced tariffs, and the potential escalation of trade disputes could pose a risk to our business that could affect our revenue and cost of sourcing materials. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and are expected to be impacted by various factors, such as negotiations between the US and affected countries, the responses of other countries or regions, exemptions or exclusions that already exist or may be granted, availability and cost of alternative sources of our products, and our ability to offset the effects of any tariffs that might be imposed. Specific legislative and regulatory proposals may be introduced to change international trade law, regulations, or interpretations

Page	28

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

We continue to monitor the worsening macroeconomic conditions. Turmoil in the financial markets, including in the capital and credit markets, and any uncertainty over its breadth, depth, and duration may put pressure on the global economy and could have a negative effect on Quipt’s business. The shortage of liquidity and credit combined with substantial losses in worldwide equity markets could cause an economic recession in the US or worldwide. If global financial markets experience extreme disruption, governments may take unprecedented actions intended to address extreme market conditions that may include severely restricted credit and declines in real estate values. If conditions in the global economy, US economy, or other key vertical or geographic markets are weak or uncertain, Quipt could experience material adverse impacts on its revenue, financial condition, and results of operations.

We are subject to risks associated with proxy contests and other actions of activist shareholders.

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as governance changes, financial restructurings, increased borrowings, special dividends, share repurchases or even sales of assets or entire companies to third parties or the activists themselves. On January 25, 2025, we received a letter pursuant to Rule 14a-19(b) under the Exchange Act (“Rule 14a-19(b)”) from Philotimo Fund, LP, an entity affiliated with Kanen Wealth Management, LLC and David L. Kanen (the “Purported Nominating Shareholder”) purporting to provide notice (the “14a-19(b) Notice”) of such Purported Nominating Shareholder’s intent to solicit proxies in support of four director candidates to the Company’s Board of Directors (the “Board”) in opposition to the Company’s four director candidates to the Board at our at our 2025 Annual General Meeting of Shareholders scheduled to be held on March 17, 2025 and any special meeting that may be called on or before December 31, 2025 (including any adjournments, rescheduling, continuations or postponements thereof, collectively, the “Meeting). On March 3, 2025, the Company entered into a Cooperation Agreement (the “Kanen Agreement”) with the Purported Nominating Shareholder pursuant to which it agreed to vote all of the common shares of the Company and any other securities of the Company entitled to vote that are beneficially owned by the Purposed Nominating Shareholder and/or over which it has control or direction, in favor of each director nominated and recommended by the Board. Pursuant to the Kanen Agreement, Kanen has withdrawn its 14a-19(b) Notice, in which Kanen provided notice to the Company of its intent to solicit proxies for four director candidates at the Meeting and to cease any and all solicitation and other activities in connection with the Meeting.  Each of the four nominees recommended by the Board received the necessary votes to hold office until the next annual meeting of the shareholders of the Company.

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

Page	29

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

Despite the agreements in place with these shareholders, proxy contests, or related activities on the part of activist shareholders could adversely affect our business for a number of reasons, including, without limitation, the following:

●	responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board, management and our employees;
●	perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners, customers and others important to our success, any of which could negatively affect our business and our results of operations and financial condition;
●	actions by activist shareholders may be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel;
●	if nominees advanced by activist shareholders are elected or appointed to our Board with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans or to realize long-term value from our assets, and this could in turn have an adverse effect on our business and on our results of operations and financial condition; and
●	proxy contests may cause our share price to experience periods of volatility.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table summarizes our purchases of common stock for the three months ended June 30, 2025:

		Average Price	Total Number of Shares	Maximum Number of Shares
	Total Number	Paid per Share	Purchased as Part of	that May Yet Be Purchased
Period	Of Shares Purchased	(USD)	Publicly Announced Programs	Under the Programs
April 1 - 30, 2025	62,800	$2.06	62,800	—
May 1 - 31, 2025	—	—	—	—
June 1 - 30, 2025	—	—	—	—
Total	62,800	$2.06	62,800	—

On May 6, 2024, the Company implemented a share repurchase program pursuant to which the Company was authorized to purchase for cancellation up to 3,626,845 common shares from time to time in accordance with applicable securities laws, representing approximately 10% of the Company’s public float (as defined by the TSX) as of such date. The repurchase program did not obligate the Company to acquire a specified number of shares and automatically terminated on April 30, 2025. During the three months ended June 30, 2025, the Company repurchased 62,800 shares under the repurchase program for approximately $129,000, which represents the entirety of the repurchases under this program.

Item 3. Defaults Upon Senior Securities

None.

Page	30

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K of the Exchange Act).

Item 6. Exhibits

See Exhibit Index.

Page	31

EXHIBIT INDEX

Exhibit No.	Description

3.1+	Notice of Articles (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on December 16, 2024)

3.2	Articles (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on December 16, 2024)

10.1+

Cooperation Agreement dated March 3, 2025, by and between Quipt Home Medical Corp. and David L. Kanen, Philotimo Fund, LP and Kanen Wealth Management, LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 4, 2025)

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

Date: August 11, 2025

QUIPT HOME MEDICAL CORP.

By:	/s/ Gregory Crawford
Name:	Gregory Crawford
Title:	President, Chief Executive Officer, and Chairman of the Board of Directors
(Principal Executive Officer)

By:	/s/ Hardik Mehta
Name:	Hardik Mehta
Title:	Chief Financial Officer
(Principal Financial Officer)