Form 10-K
period 2025-09-30
Quipt Home Medical Corp.
filed 2025-12-15
CIK 1540013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2025

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

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant computed as of March 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing price of the registrant’s common shares on the Nasdaq Capital Market was $90,853,438.

There were 44,027,472 common  shares of the registrant outstanding as of December 12, 2025.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed within one hundred and twenty days of the fiscal year ended September 30, 2025 (2026 Proxy Statement), are incorporated by reference into Part III of this report to the extent described herein.

FORM 10-K TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7, contains certain “forward-looking information” within the meaning of Canadian securities legislation and “forward-looking statements” within the meaning of applicable US securities legislation, including the US Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based upon the current beliefs, expectations, and assumptions regarding the future of the business,  plans and strategies, and other future conditions of the Company. Forward-looking statements can be identified by words such as “expect”, “likely”, “may”, “will”, “would”, “could”, “should”, “continue”, “contemplate”, “intend”, or ”anticipate”, “believe”, “envision”, “estimate”, “expect”, “plan”, “predict”, “project”, “target”, “potential”, ”proposed”, “estimate” and other similar words, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussions of strategy. Forward-looking statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance, or other statements that are not statements of fact. Such forward-looking statements are made as of the date of this Annual Report on Form 10-K.

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

Forward-looking statements are based on the reasonable assumptions, estimates, analysis and opinions of the Company’s management made in light of its experience and its perception of trends, current conditions and expected developments, as well as other factors that management believes to be relevant and reasonable in the circumstances at the date that such statements are made, but which may prove to be incorrect. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable. The material factors and assumptions used to develop the forward-looking statements include, without limitation: the Company successfully identifying, negotiating and completing additional acquisitions; operating and other financial metrics maintaining their current trajectories, the Company not being impacted by any further material external and unique events; the Company not being subject to a material change to it cost structure; the Company’s ability to successfully execute its growth strategies and business plan; the ability to successfully identify strategic acquisitions; the Company’s ability to realize anticipated benefits, synergies or generate revenue, profits or value from its recent acquisitions into existing operations; management’s perceptions of historical trends, current conditions and expected future developments; the ability of the Company to take market share from competitors; the Company’s ability to attract and retain skilled staff; market conditions and competition; the products, services and technology offered by the Company’s competitors; the Company’s ability to generate cash flow from operations; the Company’s ability to keep pace with changing regulatory requirements; the ongoing ability to conduct business in the regulatory environments in which the Company operates and may operate in the future; the Company’s ability to maintain strong business relationships with its suppliers, service provides and other third parties; the Company’s ability to fulfill prescriptions for services and products; the anticipated growth of the market of home equipment and monitoring market; the anticipated increase in demand for various medical products and equipment; demand and interest in the Company’s products and services; the ability to deploy up front capital to purchase monitoring and treatment equipment; anticipated and unanticipated costs; the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; the general economic, financial market, regulatory and political conditions in which the Company operates and the absence of material adverse changes in the Company’s industry, regulatory environment or the global economy; and other considerations that management believes to be appropriate in the circumstances.

Forward-looking statements speak only as at the date they are made and are based on information currently available and on the then current expectations. A number of factors could cause actual events, performance, or results to differ materially from what is projected in the forward-looking statements. Readers are cautioned that forward-looking statements are not based on historical facts but instead are based on reasonable assumptions and estimates of management of the Company at the time they were provided or made and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, including, but not limited to, known and unknown risks, uncertainties, assumptions and other factors, including those listed under “Risk Factors” in Part I, Item 1A, which include: credit risks, market risks (including those related to equity, commodity, foreign exchange and interest rate markets), liquidity risks, operational risks (including those related to technology and infrastructure), and risks relating to reputation, insurance, strategy, regulatory matters, legal matters, environmental matters and capital adequacy. Examples of such risk factors include: significant capital requirements and operating risks; changes in law; the ability to implement business strategies, growth strategies and pursue business opportunities; the state of the capital markets; the availability of funds and resources to pursue operations; decline of reimbursement rates; dependence on few payors; possible new drug discoveries; a novel business model; dependence on key suppliers; granting of permits and licenses in a highly regulated business; competition; difficulty integrating newly acquired businesses; low profit market segments; disruptions in or attacks (including cyber-attacks) on information technology, internet, network access or other voice or data communications systems or services; the evolution of various types of fraud or other criminal behavior; the failure of third parties to comply with their obligations; the impact of new and changes to, or application of, current laws and regulations legal proceedings and litigation, including as it relates to the CID (defined below) received from the DOJ (defined below); increased competition; changes in foreign currency rates; the imposition of trade restrictions such as tariffs and retaliatory counter measures; the availability of funds and resources to pursue operations; the Company’s status as an emerging growth company and a smaller reporting company; risks relating to the deterioration of global economic conditions; increased funding costs and market volatility due to market illiquidity and competition for funding; critical accounting estimates and changes to accounting standards, policies, and methods used by the Company; risks associated with proxy contests and other actions of activist shareholders; and the occurrence of natural and unnatural catastrophic events and claims resulting from such events, as well as other general economic, market and business conditions, among others, as well as those risk factors described under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, and as described from time to time in documents filed by the Company with US and Canadian securities regulatory authorities. Although the Company has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. The Company provides no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements.

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

Risks Related to Our Business and Industry

●	Reliance on relatively few suppliers for the majority of Quipt’s patient service equipment and supplies could adversely affect Quipt’s ability to operate.
●	Supply chain disruptions and economy-wide labor shortages in the U.S. have negatively impacted, and may continue to negatively impact, Quipt’s businesses.
●	Quipt has been negatively impacted by inflation and rising interest rates.
●	Quipt’s business depends on its information systems, including software licensed from or hosted by third parties, and any failure or significant disruption or effective cyber-attack on any of these systems, security breaches or improper disclosure of or loss of data could materially affect our business, results of operations and financial condition.
●	Quipt’s financial performance is affected by continuing efforts by private third-party payors to control their costs, and if Quipt agrees to lower its reimbursement rates due to pricing pressures from such private third-party payors, Quipt’s financial condition and results of operations would likely deteriorate.
●	Quipt’s payor contracts are subject to renegotiation or termination, which could result in a decrease in Quipt’s revenue or profits.
●	Changes made by payors to the way they cover products supplied by Quipt could have an adverse impact on Quipt’s revenue and operations.
●	Changes in governmental or private payor supply replenishment schedules could adversely affect Quipt.
●	If Quipt fails to manage the complex and lengthy reimbursement process, its revenue, financial condition and results of operations could suffer.
●	Quipt may be adversely affected by consolidation among health insurers and other industry participants.
●	Quipt may be adversely affected if it is unable to maintain current levels of collectability and by the deterioration of the financial condition of Quipt’s payors and disputes with third parties could have a significant negative impact on Quipt’s financial condition and results of operations.
●	If Quipt is unable to maintain or develop relationships with patient referral sources, its growth and profitability could be adversely affected.
●	Quipt experiences competition from numerous other sleep therapy equipment, home respiratory, and mobility equipment providers, and this competition could adversely affect its revenues and its business.
●	Changes in medical equipment technology and development of new treatments may cause Quipt’s current equipment or services to become obsolete.
●	Quipt’s operations involve the transport of compressed and liquid oxygen, which carries an inherent risk of rupture or other accidents with the potential to cause substantial loss and have involved the operation of medical gas facilities that are subject to federal and state regulations, which requires significant compliance oversight and expenses.
●	Quipt currently outsources, and from time to time in the future may outsource, a portion of its internal business functions to third-party providers, which has significant risks, and Quipt’s failure to manage these risks successfully could materially adversely affect its business, results of operations, and financial condition.
●	Quipt’s ability to successfully operate its business is largely dependent upon the efforts of key personnel of Quipt, including senior management, the loss of any of whom could negatively impact Quipt’s operations and financial results.
●	Quipt’s strategic growth plan, which has historically involved the acquisition of other companies, may not succeed.
●	Political and economic conditions, including significant global or regional developments such as economic and political events, including the implementation of tariffs, natural disasters, and public health crises that are out of Quipt’s control, could adversely affect its revenue, financial condition, and results of operations.
●	Quipt’s current insurance program is expensive to maintain and may expose it to unexpected costs and negatively affect its business, financial condition and results of operations, particularly if it incurs losses not covered by its insurance or if claims or losses differ from its estimates.
●	Potential conflicts of interest may arise.
●	Quipt conducts all of its operations through foreign subsidiaries in the US.
●	Quipt’s revenue is generated from operations in the US. In addition, Quipt holds cash in Canadian dollars, which is exposed to foreign exchange risk and may negatively affect Quipt’s results of operations.

Risks Related to Regulation

●	Quipt’s revenue could be impacted by federal and state changes to reimbursement and other Medicaid and Medicare policies.
●	Quipt is subject to US federal and state healthcare fraud and abuse and false claims laws and regulations, under which prosecutions have increased in recent years and Quipt may become subject to such litigation, and if Quipt is unable to comply or has not fully complied with such laws, it could face substantial penalties.
●	Failure by Quipt to successfully design, modify and implement technology-based and other process changes to maximize productivity and ensure compliance could ultimately have a significant negative impact on Quipt’s financial condition, reputation and results of operations.
●	If the Centers for Medicare & Medicaid Services (“CMS”) requires prior authorization or implements changes in documentation necessary for Quipt’s products, Quipt’s revenue, financial condition and results of operations could be negatively impacted.
●	Reimbursement claims are subject to audits by various governmental and private payor entities from time to time and such audits may negatively affect Quipt’s revenue, financial condition and results of operations.
●	Significant reimbursement reductions and/or exclusion from markets or product lines could adversely affect Quipt.
●	Failure by Quipt to maintain required licenses, permits and accreditation could impact its operations.
●	Legislative action or changes could adversely affect Quipt’s business, results of operations and financial condition.
●	Healthcare reform legislation could have a material impact on Quipt’s business, results of operations and financial condition.
●	Actual or perceived failures to comply with applicable data protection, privacy and security, and consumer protection laws, regulations, standards and other requirements could adversely affect Quipt’s business, results of operations and financial condition.
●	Quipt may be adversely affected by global climate change or by legal, regulatory or market responses to such change.

Risks Related to Our Financial Condition

●	If Quipt were required to write down all or part of its goodwill, its net earnings and net worth could be materially adversely affected.
●	Quipt may not be able to generate sufficient cash flow to cover required payments or comply with financial and operating covenants under its long-term debt and long-term operating leases.
●	Quipt may need additional capital to fund its operating subsidiaries and finance its growth, and Quipt may not be able to obtain it on acceptable terms, or at all, which may limit its ability to grow.
●	We will continue to incur significant increased expenses and administrative burdens as a result of being a public company, which could have a material adverse effect on Quipt’s business, financial condition and results of operations.

Risks Related to Our Securities

●	We are subject to risks associated with proxy contests and other actions of activist shareholders.
●	We may not be able to effectively maintain controls and procedures required by Section 404 of the Sarbanes-Oxley Act that are applicable to us.
●	We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies or smaller reporting companies may make our Common Shares less attractive to investors.
●	Once we are no longer an “emerging growth company,” a “smaller reporting company” or otherwise no longer qualify for applicable exemptions, we will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results and cash flows.
●	Fluctuations in the price of Quipt’s securities could contribute to the loss of all or part of your investment.

●	Because Quipt has no current plans to pay cash dividends on its Common Shares for the foreseeable future, you may not receive any return on investment unless you sell your Common Shares for a price greater than that which you paid for them.
●	The expiry and non-renewal of Quipt’s normal course issuer bid program may have an impact that is not fully reflected in the current share valuation. Provisions in our constating documents and under British Columbia law could make an acquisition of us, which may be beneficial to our shareholders, more difficult and may prevent attempts by our shareholders to replace or remove our current management.
●	Forward-looking statements may prove to be inaccurate, which could have a material adverse effect on Quipt’s business, financial condition and results of operations.

PART I

Item 1. Business.

Company Overview

Quipt Home Medical Corp. and its subsidiaries (“Quipt” or the “Company”), is a provider of durable medical equipment (“DME”) / home medical equipment (“HME”) in the United States (“US”). The Company specializes in delivering effective in-home treatments for managing various chronic conditions, with a primary focus on respiratory diseases. The Company’s comprehensive solutions support patients dealing with heart and pulmonary diseases, sleep apnea, reduced mobility, and other chronic health challenges. Currently, the Company serves patients across 27 states in the US.

On December 14, 2025, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”) to be acquired by 1567208 B.C. Ltd. and REM Aggregator, LLC (collectively, “Purchaser”), entities affiliated with Kingswood Capital Management, LP (“Kingswood”). Under the terms of the Arrangement Agreement, Purchaser will acquire all of the issued and outstanding common shares of the Company (the “Shares”) pursuant to a Plan of Arrangement (the Arrangement) under the Business Corporations Act (British Columbia) (the BCBCA) for US$3.65 per Share.

At the effective time of the Arrangement (the “Effective Time”), each Share, other than any Shares exchanged by shareholders who may properly exercise dissent rights under the BCBCA, will be deemed to be transferred to Purchaser in consideration for the right to receive a cash payment from the Purchaser in the amount equal to US$3.65, without interest.

The transaction is expected to close during the first half of 2026, subject to customary closing conditions, including receipt of shareholder, regulatory, and court approvals. Upon completion of the transaction, the Company will become a privately-held company.

If the Arrangement is consummated, the Shares will be de-listed from The Nasdaq Capital Market and the Toronto Stock Exchange and de-registered under the Securities Exchange Act of 1934, as amended, and the Company will cease to be a Canadian “reporting issuer”, as soon as practicable following the Effective Time.

Pursuant to the terms of an equity commitment letter entered into by and between Purchaser and Kingswood and delivered to the Company at the signing of the Arrangement Agreement (the “ECL”), Purchaser has obtained equity commitments from Kingswood for the transactions contemplated by the Arrangement Agreement, the aggregate proceeds of which Purchaser will use to fund the consideration payable at closing and thereafter, all fees, costs, expenses and other amounts payable by Purchaser in connection with the transactions contemplated by the transactions contemplated by the Arrangement Agreement (the Commitment). The ECL includes a guarantee from Kingswood to the Company, on the terms and conditions set forth in the ECL.

Each option exercisable to acquire one or more Shares from the Company (a Company Option), outstanding immediately prior to the Effective Time (whether vested or unvested) will be deemed to be unconditionally vested and exercisable and will, without any further action by or on behalf of a holder of the Company Option, be deemed to be surrendered and transferred by such holder to the Company in consideration for the right to receive a cash payment from the Company in an amount equal to the excess, if any, of US$3.65 over the exercise price of such option, less any amounts the Company is required to withhold for taxes, without interest. Any option for which the exercise price is equal to or greater than US$3.65 will be cancelled for no consideration.

Each of the Company’s restricted share units (a Company RSU) outstanding immediately prior to the Effective Time (whether vested or unvested) will, without any further action by or on behalf of the holder of any such Company RSU, be deemed to be transferred by such holder to the Company in consideration for the right to receive a cash payment from the Company in the amount equal to US$3.65, less any amounts the Company is required to withhold for taxes, without interest.

The Arrangement Agreement also provides customary restrictions on the Company’s ability to solicit alternative acquisition proposals from third parties and engage in discussions or negotiations with third parties regarding such proposals. Notwithstanding these restrictions, the Company may under certain circumstances provide information to and participate in discussions or negotiations with third parties with respect to an unsolicited acquisition proposal that constitutes or could reasonably be expected to constitute or lead to a Superior Proposal (as defined in the Arrangement Agreement).

Quipt’s primary business objective is to create shareholder value by becoming one of the largest providers of in-home respiratory solutions in the US. Quipt aims to achieve this through a dual strategy of driving organic growth in its core business and expanding its geographical footprint via strategic acquisitions of DME/HME providers. Quipt’s growth plan focuses on aggregating patients in existing or complementary markets, both through acquisitions and by capturing market share from competitors. Through leveraging compliance technology, the company enhances patient compliance with ongoing training and follow-up, while streamlining the delivery and setup of equipment and devices to improve speed and ease for patients. Quipt expects to continue to be a solution to the rising healthcare costs in the US by offering more cost-effective home-based solutions while increasing the quality of life for patients dealing with respiratory diseases.

Quipt is an acquisitive company that follows a disciplined capital allocation strategy. The Company’s mergers and acquisitions (“M&A”) strategy is based on acquiring additional DME/HME providers that are synergistic to Quipt economies of scale. The Company generally seeks to acquire cash generating companies which lead to increased cash flows that are then re-invested to make additional new cash generating acquisitions. Quipt generally operates under a shared services model which results in obtaining cost efficiencies, technology improvements and synergies across the acquisitions and the various business units where possible. The Company is focused on the implementation of technology solutions for its acquired subsidiaries.

Corporate Information

Quipt was incorporated under the Business Corporations Act (Alberta) on March 5, 1997. Pursuant to a reverse take-over transaction completed on June 1, 2010 by way of a three-cornered amalgamation, the Company acquired all of the issued and outstanding shares in the capital of PHM DME Healthcare Inc. and changed its name to Patient Home Monitoring Corp. On December 30, 2013, pursuant to a Certificate of Continuance, the Company changed its jurisdiction of governance by continuing from Alberta into British Columbia. On December 21, 2017, pursuant to an arrangement under the provisions of Division 5 of Part 9 of the Business Corporations Act (British Columbia) (the “BCBCA”) involving the Company, Viemed Healthcare, Inc. and the securityholders of the Company, the Company completed a spin-out of Viemed Healthcare, Inc. and its operating businesses. In addition, on December 21, 2017, the Company completed an amalgamation, by way of vertical shortform amalgamation under the BCBCA, with its wholly owned subsidiary and the amalgamating company continuing as Patient Home Monitoring Corp. On May 4, 2018, the Company changed its name to Protech Home Medical Corp. On May 13, 2021, the Company changed its name from Protech Home Medical Corp. to Quipt Home Medical Corp. The Company’s head office is located at 1019 Town Drive, Wilder, Kentucky 41076, and its registered office is located at Suite 2700, 1133 Melville Street, Vancouver, British Columbia V6E 4E5. The Company’s common shares (“Common Shares”) are listed for trading on the Nasdaq Capital Market (“Nasdaq”) and the Toronto Stock Exchange (“TSX”), both under the symbol “QIPT”. Our website address is located at quipthomemedical.com and our investor relations website is located at quipthomemedical.com/investors. We file electronically with the U.S. Securities and Exchange Commission (the “SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). We make available on our website, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The reports are also available at www.sec.gov.

Recent Transactions

On July 1, 2025, through QHM Holdings Inc., we acquired 100% of Mediserve Medical Equipment of Kingsport, Inc. (“Mediserve”). Mediserve is a Tennessee-based company with operations in two states in the same industry as the Company. The purchase price was $2,616,000, comprised of $2,466,000 in cash at closing to the sellers, plus $150,000, the present value of a $160,000 holdback. The cash at closing was paid from cash on hand.

Effective September 1, 2025, through QHM Holdings Inc., we acquired a 60% membership interest in IRB Medical Equipment, LLC, doing business as Hart Medical Equipment (“Hart”), a Michigan limited liability company in the same industry as us. The transaction was completed pursuant to an Equity Purchase Agreement dated August 11, 2025 (the “Hart Purchase Agreement”) among Quipt, Hart, and Hart HoldCo, LLC (the “Hart Seller”). We acquired our 60% interest through the payment of $17,372,000 in cash to the Hart Seller and the repayment of $3,261,000 of Hart indebtedness at closing. The purchase was funded with borrowings under our senior credit facility (the “Facility”).

Prior to closing, 100% of the equity interests in Hart were contributed to the Hart Seller by its previous owners. Pursuant to the Hart Purchase Agreement, we purchased 60% of the membership interests of Hart directly from the Hart Seller, and the Hart Seller retained the remaining 40% membership interests. In connection with the transaction, the parties entered into an administrative support services agreement, and Hart’s operating agreement was amended and restated pursuant to the Sixth Amended and Restated Operating Agreement to provide for the operation of Hart as a joint venture between us and the Hart Seller.

Specialized Skills and Knowledge

The Company requires some of its employees to have specific skills, knowledge, and background to perform some key tasks and functions, such as patient care and patient set-up, among others. For example, the Company employs a team of respiratory therapists to provide services. Each respiratory therapist is required to be state licensed, either as a Registered Respiratory Therapist and/or a Certified Respiratory Therapist. Additionally, the Company’s clinical team manages patients that use its services ranging from nebulizers to invasive ventilation.

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

As the company is a US healthcare provider, it also requires employees in its revenue cycle management team to have specialized knowledge regarding processing claims and reimbursement for the Company’s products.

Competitive Conditions

The Company has physical operations in 27 states. The Company participates in a highly competitive market, which may become more competitive as new DME providers enter or existing DME providers merge with others. Certain competitors have vertically integrated manufacturing and services sectors of the market. Several large, national companies have operations and products and services offerings, as well as an acquisitive strategy similar to the Company, such as Lincare, Apria, Rotech, and Adapt Healthcare. Apart from the large national DME providers, the Company also faces competition from regional and local family-owned DME providers. While the Company is one of the top ten providers of DME/HME products and related services in the US, its current competitors may gain market share, and any new entrants, with greater financial and technical resources, may provide additional competition. Accordingly, there can be no assurance that the Company will be able to grow its operations organically to meet the competitive environment.

New Products

The Company continually explores and considers additional products and services that would complement the products and services already offered by its subsidiaries that would serve the current patient population and/or help the Company to expand and enter into new segments and serve new patients in its existing service areas.

Significant Customers

For the years ended September 30, 2025 and 2024, the Company had no customers that accounted for 10% or more of its consolidated revenue. The Company earns revenues by seeking reimbursement from government agencies (such as Medicare and Medicaid) and private health insurance companies. With the Medicare program of the US government being the primary entity making payments for a significant portion of revenue, if the Medicare program were to slow payments of the Company receivables for any reason, the Company would be adversely impacted.

Changes to Payor Contracts

CMS’s health insurance policies for Medicare in the US may affect the amount of revenue the Company receives. Apart from Medicare reimbursement, the majority of the Company’s revenues are derived from the fee-for-service pricing guidelines set by numerous payors like private health insurance companies and other governmental agencies like Medicaid that the Company contracts with. These pricing guidelines are subject to change at the discretion of these payor contracts.

Employees

As of September 30, 2025, the Company had a total of approximately 1,600 employees. In addition, the Company has staff augmentation arrangements with global partners.

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

Risks Related to Our Business and Industry

Reliance on relatively few suppliers for the majority of Quipt’s patient service equipment and supplies could adversely affect Quipt’s ability to operate.

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

Inadequate supply could impair Quipt’s ability to attract new business and could create upward pricing pressure on equipment and supplies, adversely affecting margins for Quipt. Equipment manufacturers may pursue a strategy of vertical integration and should Quipt ever need to order equipment from those manufacturers, such equipment may not be available on favorable terms.

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

Inflationary increases may result in higher interest rates, which in turn may result in higher interest expense related to variable rate indebtedness. Future increases in inflation may result in higher interest rates which could increase interest expense related to Quipt’s variable rate indebtedness and any borrowings it may undertake to refinance existing fixed rate indebtedness. Higher interest rates also impact the discount rate used in the valuation of intangible assets, including goodwill, and the impact on the discount rate could result in additional impairment charges for such assets. In addition, there can be no assurance that we will be able to refinance the Facility, which has $87,583,000 outstanding as of September 30, 2025, upon maturity, or that any such refinancing would be on terms as favorable as the terms of the

Facility. If we are unable to refinance the term loan at maturity or are only able to do so at higher interest rates, our interest expense would increase, and the amount of our cash flow and our financial condition could be adversely affected.

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

Even when a security breach is detected, the full extent of the breach may not be determined immediately. If Quipt experiences a reduction in the performance, reliability, or availability of its information systems, its operations and ability to process transactions and produce timely and accurate reports could be materially adversely affected. If Quipt experiences difficulties with the transition and integration of information systems or is unable to implement, maintain, or expand its systems properly, Quipt could suffer from, among other things, operational disruptions, delays, cessation of service, regulatory problems, increases in administrative expenses and other harm to its business and competitive position. For example, in February 2024, Quipt learned that one of its third-party software providers who interfaces with UnitedHealth Group’s Change Healthcare (“Change Healthcare”) information technology systems in connection with Quipt’s claims processing activity had a cybersecurity threat actor gain access to some of the Change Healthcare information technology systems. UnitedHealth Group isolated the impacted systems upon learning of this threat and Change Healthcare suspended its claims processing activity with Quipt’s third-party software provider. Although claims processing has resumed, this incident could have a continuing adverse effect on Quipt’s business and results of operations.

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

Quipt derived approximately 25% and 27% of its net revenue for the years ended September 30, 2025 and 2024, respectively, by seeking reimbursement from Medicare. If the Medicare program were to slow payments of Quipt receivables for any reason, Quipt would be adversely impacted. In addition, Medicare, private health insurance companies, and third-party private payors continually seek to control the cost of providing healthcare services through direct contracts with healthcare providers, increased oversight and greater enrollment of patients in managed care programs and preferred provider organizations. These private payors are increasingly demanding discounted fee structures, including setting reimbursement rates based on Medicare fee schedules or requiring healthcare providers or suppliers to assume a greater degree of financial risk related to patient care. Reimbursement rates under private payor programs may not remain at current levels and may not be sufficient to cover the costs of caring for patients enrolled in such programs, and Quipt may experience a deterioration in pricing flexibility, changes in payor mix and growth in operating expenses in excess of increases in payments by private third-party payors. Quipt may be compelled to lower its prices due to increased pricing pressures, which could adversely impact Quipt’s financial condition and results of operations. A reduction in reimbursement may be unrelated to any concurrent decline in the cost of operations, thereby resulting in reduced profitability. Quipt’s costs of operations could increase, but the cost increases may not be passed on to customers because reimbursement rates are set without regard to the cost of service.

Quipt’s payor contracts are subject to renegotiation or termination, which could result in a decrease in Quipt’s revenue or profits.

The majority of Quipt’s payor contracts are subject to unilateral termination by either party on between 30 and 90 days’ prior written notice. Such contracts are routinely amended (sometimes by unilateral action by payors regarding payment policy), renegotiated, subjected to a bidding process with Quipt’s competitors, or terminated altogether. Sometimes in the renegotiation process, certain lines of business may not be renewed, or a payor may enlarge its provider network or otherwise change the way it conducts its business in a way that adversely impacts Quipt’s revenue. In other cases, a payor may reduce its provider network in exchange for lower payment rates. Quipt’s revenue from a payor may also be adversely affected if the payor alters its utilization management expectations and/or administrative procedures for payments and audits, changes its order of preference among the providers to which it refers business or imposes a third-party administrator, network manager or other intermediary. Payors may also decide to refer business to their own provider subsidiaries, such as specialty pharmaceuticals and/or home medical equipment networks owned by such payors or by third-party management companies. Any of these activities could materially reduce Quipt’s revenue from these payors.

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

Quipt may be adversely affected if it is unable to maintain current levels of collectability and by the deterioration of the financial condition of Quipt’s payors and disputes with third parties could have a significant negative impact on Quipt’s financial condition and results of operations.

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

Quipt’s growth and profitability depend in large part on referrals from acute care hospitals, sleep laboratories, pulmonologist and endocrinologist offices, skilled nursing facilities, hospice operators and other patient referral sources in the communities served by Quipt, its ability to establish and maintain close working relationships with such patient referral sources and its ability to increase awareness and acceptance of the benefits of inpatient rehabilitation, home health, and hospice care by its referral sources and their patients. By law, referral sources cannot be contractually obligated to refer patients to any specific provider. In addition, Quipt’s relationships with referral sources are subject to federal and state healthcare laws such as the federal Anti-Kickback Statute and the Stark Law to the extent these services provide a financial benefit to or relieve a financial burden for a potential referral source or are subsequently found not to be for fair market value. However, there can be no assurance that other market participants will not attempt to steer patients to competing post-acute providers or otherwise limit Quipt’s access to potential referrals. The establishment of joint ventures or networks between referral sources, such as acute care hospitals, and other post-acute providers may hinder patient referrals to Quipt. Quipt’s loss of, or failure to maintain, existing relationships or its failure to develop new relationships with referral sources could adversely affect its ability to grow its business and operate profitably.

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

Quipt’s operations involve the transport of compressed and liquid oxygen, which carries an inherent risk of rupture or other accidents with the potential to cause substantial loss, and have involved the operation of medical gas facilities that are subject to federal and state regulations, which requires significant compliance oversight and expenses.

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

We source our products from vendors who may manufacture or import our products from various countries. In February 2025, the US government announced tariffs on product imports from certain countries, including higher tariff levels on those imported from Canada, Mexico, and China. These actions have resulted, and are expected to further result, in retaliatory measures on US goods by those countries and others. If maintained, these recently announced tariffs, and the potential escalation of trade disputes could pose a risk to our business that could affect our revenue and cost of sourcing materials. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and are expected to be impacted by various factors, such as negotiations between the US and affected countries, the responses of other countries or regions, exemptions or exclusions that already exist or may be granted, availability and cost of alternative sources of our products, and our ability to offset the effects of any tariffs that might be imposed. Specific legislative and regulatory proposals may be introduced to change international trade law, regulations, or interpretations thereof (possibly with retroactive effect) of various jurisdictions or limit trade relief benefits that, if enacted, could materially increase the cost of our goods, increase our effective tax rate, or have a material adverse impact on our financial condition and results of operation. We cannot predict whether our own or industry initiatives to maintain, extend, or create tariff relief for our products will be successful. We also cannot predict the effect, if any, of the imposition of new or increased tariffs by one country and retaliatory responses by other countries who are trade partners. It is possible that these changes could adversely affect our business beyond the resilience of our current supply chain. Further, actions we take to adapt to new tariffs or trade restrictions may increase our costs or risks or may cause us to modify our operations, which could be time-consuming and expensive; impact pricing of our products, which could impact our sales, profitability, and our reputation; or cause us to forgo new business opportunities.

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

There is an inherent risk of liability in the provision of healthcare services. As a participant in the healthcare industry, Quipt may periodically be subject to lawsuits, some of which may involve large claims and significant costs to defend, such as mass tort or other class actions. Although Quipt’s insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that it believes are reasonable based on its operations, the coverage under its insurance programs may not be adequate to protect it in all circumstances. Quipt’s insurance policies contain exclusions and conditions that could have a materially adverse impact on Quipt’s ability to receive indemnification thereunder, as well as customary sub-limits for particular types of losses. Additionally, insurance companies that currently insure companies in Quipt’s industry may cease to do so, may change the coverage provided or may substantially increase premiums in the future. The incurrence of losses and liabilities that exceed Quipt’s available coverage, therefore, could have a material adverse effect on its business, financial condition and results of operations.

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

There are potential conflicts of interest to which some of Quipt’s directors and officers may be subject in connection with its operations, and situations may arise where the directors and officers may be in direct competition with Quipt. Conflicts of interest, if any, which arise may be subject to and be governed by procedures prescribed by the Business Corporations Act (British Columbia), which require a director or officer of a corporation who is a party to or is a director or an officer of or has a material interest in any person who is a party to a material contract or proposed material contract with Quipt to disclose his interest and to refrain from voting on any matter in respect of such contract unless otherwise permitted under the Business Corporations Act (British Columbia). Any decision made by any of such directors and officers involving Quipt should be made in accordance with their duties and obligations to deal fairly and in good faith with a view to the best interests of Quipt and its shareholders.

Quipt conducts all of its operations through foreign subsidiaries in the US.

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

Quipt’s revenue is generated from operations in the US and is exposed to foreign exchange risk, which may negatively affect Quipt’s results of operations.

All of Quipt’s revenue is generated from operations in the US. Quipt is subject to a number of risks associated with its operations that may increase liability and costs and require significant management attention. These risks include:

●	compliance with US laws that apply to Quipt’s US operations, including lawful access, privacy laws and anti-corruption laws;
●	instability in economic or political conditions, including inflation, recession and political uncertainty;
●	potential adverse tax consequences; and
●	litigation in US courts.

In addition, Quipt is exposed to foreign exchange risk. At times, including at September 30, 2025, Quipt holds significant cash in Canadian dollars (“C$”). Quipt monitors foreign currency exposures and from time to time could authorize the use of derivative financial instruments such as forward foreign exchange contracts to economically hedge a portion of foreign currency fluctuations.

Based on the exposure of Canadian cash at September 30, 2025, depreciation or appreciation of the Canadian dollar against the US dollar (“$”) could result in a significant effect on net income or loss. Quipt has not employed any foreign currency hedging programs.

Risks Related to Regulation

Quipt’s revenue could be impacted by federal and state changes to reimbursement and other Medicaid and Medicare policies.

Quipt derived approximately 31% and 32% of its net revenue for the years ended September 30, 2025 and 2024, respectively, from Medicare and various state-based Medicaid programs. These programs are subject to statutory and regulatory changes affecting overall spending, base rates or basis of payment, retroactive rate adjustments, annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) home medical supplies for Medicare beneficiaries, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse Quipt. Healthcare providers, suppliers, and payors are facing increasing pressure to reduce healthcare costs, and recent budget proposals and legislation at both the federal and state levels have called for cuts in Medicare and Medicaid reimbursement rates. Enactment and implementation of measures to reduce or delay reimbursement or overall Medicare or Medicaid spending could result in substantial reductions in Quipt’s revenue and profitability. Payors may disallow Quipt’s requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain items or services were not covered or considered medically necessary. Revenue from third-party payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. Quipt may also be subject to pre-payment review of certain service lines or products and equipment as a result of negative audit findings or other third-party payor determinations, which can result in significant delays in claims processing and could materially impact its revenue.

As a result of the Public Health Emergency Declaration, National Emergency Declaration, and pursuant to the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), among other things, the Centers for Medicare & Medicaid Services (“CMS”) issued regulatory guidance indicating enforcement discretion and flexibility regarding the provisions of items and services by the Medicare Durable Medical Equipment, Prosthetics, Orthotics, & Supplies (“DMEPOS”) suppliers like Quipt. These provisions were announced through blanket waivers under Section 1135 of the Social Security Act, two Interim Final Rules with Requests for Comment on April 6, 2020 and May 8, 2020, respectively, and through numerous forms of subregulatory guidance. These provisions included modifications of various requirements under CMS regulations and Medicare and Medicaid program rules that aim to expand the capacity of healthcare providers and suppliers to deliver healthcare services while minimizing the risk of viral exposure. CMS’s changes included the exercise of enforcement discretion with respect to the clinical conditions and face-to-face encounter requirements required under certain national and local coverage determinations applicable to certain items and supplies

Quipt offers. However, many of these flexibilities have now ended or were modified following the end of the COVID-19 public health emergency and subsequent regulatory changes.

The CARES Act also provided for a temporary suspension of reduced rates for items and services provided by Quipt. Previously, CMS applied a blended payment rate for DME furnished in rural or noncontiguous non-competitive bidding areas. Pursuant to provisions of the CARES Act, through the end of the public health emergency, that blended rate was based on 50% of the adjusted fee schedule amount (adjusted based on competitively bid prices) and 50% of the unadjusted DMEPOS fee schedule amount. On December 28, 2021, CMS extended the temporary 50/50 blended rate for rural and noncontiguous non-competitive bidding areas after the public health emergency. This 50/50 blended rate was continued in the 2023 DMEPOS Fee Schedule through December 31, 2023. After which rates reverted to a 75/25 blend which then terminated on January 1, 2024, leading to a downward shift in reimbursement.

In December 2025, CMS finalized a proposal regarding the DMEPOS Competitive Bidding Program (CBP); this will impact how Medicare payment is made for DMEPOS CBP product categories in this next CBP round.  These product categories include products in Quipt’s portfolio including, but not limited to, continuous glucose monitoring systems, which Quipt added to its offerings in 2023. Notably, however, CPAP devices and supplies, a core product of Quipt, will be removed from CBP.  While Quipt will be able to cease CBP obligations for CPAP devices and supplies, it will need to remain a contract supplier to furnish items subject to the DMEPOS CBP, such as CGMs. CMS will announce specific dates for registration and bidding in late spring/early summer 2026, with payment rates in effect no later than January 1, 2028.

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

The Statutory Pay-As-You-Go Act of 2010 (PAYGO) required that automatic payment cuts of 4% be put into place if a statutory action is projected to create a net increase in the deficit over either five or 10 years. The enactment of the American Rescue Plan Act in 2021 would have triggered PAYGO sequestration in 2021. In the Protecting Medicare & American Farmers from Sequester Cuts Act, Congress delayed the PAYGO sequestration until January 1, 2023. The Consolidated Appropriations Act, 2023 (Public Law No: 117-328) further prevented implementation of the PAYGO Medicare 4% sequester through the end of 2024. The Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026 (Public Law 119-37) further prevented implementation of the PAYGO Medicare sequester through January 2026; however, the separate 2% sequestration cut mandated by the BCA was not deferred and will take effect in January 2026 and continue through 2032. Cuts in Medicare reimbursement will likely have a negative impact on Quipt’s financial condition and results of operations.

Quipt is subject to US federal and state healthcare fraud and abuse and false claims laws and regulations, under which prosecutions have increased in recent years and Quipt may become subject to such litigation, and if Quipt is unable to comply or has not fully complied with such laws, it could face substantial penalties.

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

Quipt had approximately $61,560,000 of goodwill recorded on its Consolidated Balance Sheets at September 30, 2025. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If Quipt’s market capitalization drops significantly below the amount of net equity recorded on its balance sheet, it might indicate a decline in its fair value and would require Quipt to further evaluate whether its goodwill has been impaired. If, as part of Quipt’s annual review of goodwill, or if any triggering events are identified on an interim basis indicating a possible impairment of goodwill, Quipt is required to write down all or a significant part of its goodwill, its net earnings and net worth would be materially adversely affected, which could affect Quipt’s flexibility to obtain additional financing. In addition, if Quipt’s assumptions used in preparing its valuations for purposes of impairment testing differ materially from actual future results, Quipt may record impairment charges in the future, and its financial results may be materially adversely affected. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, such as estimates of a reporting unit’s fair value, including the revenue growth rates, discount rate, and control premium used to estimate the reporting unit’s fair value, and judgment about impairment triggering events.

Quipt may not be able to generate sufficient cash flow to cover required payments or comply with financial and operating covenants under its long-term debt and long-term operating leases.

Failure to generate sufficient cash flow to cover required payments or comply with financial and operating covenants under Quipt’s long-term debt and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt or operating lease arrangements, which could harm its operating subsidiaries. Quipt may not generate sufficient cash flow from operations to cover required interest, principal and lease payments. In addition, Quipt’s current indebtedness contains restrictive covenants and requires Quipt to maintain or satisfy specified coverage tests. These restrictions may interfere with Quipt’s ability to obtain additional advances under its existing Facility or to obtain new financing or to engage in other business activities, which may inhibit Quipt’s ability to grow its business and increase revenue. In addition, failure by Quipt to comply with these restrictive covenants could result in an event of default which, if not cured or waived, could result in the acceleration of its debt.

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

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as governance changes, financial restructurings, increased borrowings, special dividends, share repurchases or even sales of assets or entire companies to third parties or the activists themselves. Quipt previously experienced activist activity, including a hostile attempt to replace members of the Board, received letters and issued press releases with respect to strategic transactions, and a contested director nomination notice under the U.S. universal proxy rules. Although Quipt entered into cooperation and standstill arrangements with certain shareholders, including the Cooperation Agreement entered March 3, 2025 with an entity affiliated with Kanen Wealth Management, LLC and David L. Kanen and the Non-Disclosure and Standstill Agreement entered February 1, 2025 with Forager Fund, L.P. (“Forager Fund”) and Forager Capital Management, LLC (“Forager Capital”, and together with Forager Fund, “Forager”), those agreements are limited in scope and duration and do not prevent other shareholders, or the same shareholders after expiry, from initiating or supporting future activist campaigns or proxy contests. In addition, certain shareholders who entered into support or cooperation arrangements in connection with the 2025 annual meeting of shareholders have obligations that will expire or cease to be effective by Quipt’s next annual general meeting, which may increase the risk of renewed activism, board change proposals, or attempts to obtain control of the Board through the meeting or otherwise.

Ongoing or future activism, proxy contests or related public campaigns could adversely affect Quipt’s business, financial condition and results of operations in several ways. Responding to such campaigns is costly and time-consuming, diverts the attention of the Board, management and employees, and can disrupt execution of Quipt’s strategic and operational plans. Public campaigns and the associated uncertainty may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners, customers and others important to Quipt’s success, any of which could negatively affect Quipt’s business and results of operations and financial condition. Moreover, actions by activist shareholders may be exploited by Quipt’s competitors, cause concern to current or potential customers and make it more difficult to attract and retain qualified personnel. If activist nominees or representatives are elected or appointed to the Board with a short-term or conflicting agenda, Quipt’s ability to execute on its long-term strategy could be adversely affected. Activism and related market speculation can also lead to significant share price volatility and reduced trading liquidity.

Quipt may receive unsolicited acquisition proposals or other public or private communications urging it to pursue strategic alternatives, including an extraordinary transaction. While we regularly evaluate opportunities to enhance shareholder value, we have determined to date that the unsolicited approaches we have received have not been in the best interests of the Company and its shareholders. There can be no assurance that Quipt will continue to receive, or that Quipt will accept, any future proposals, that any process initiated in response would result in a transaction, or that, if undertaken, any transaction would be consummated on attractive terms or at all. The initiation, conduct or termination of any strategic review or sale process could be disruptive, could result in the loss of key employees or customers, could harm our negotiating leverage with counterparties, and could lead to increased costs, litigation risk, regulatory review and significant volatility in our share price. If a potential transaction is explored but not completed, Quipt’s share price could decline to the extent it reflects market expectations of a transaction premium, and its relationships and operations could be adversely affected.

There is also risk that attempts to influence or obtain control of the Board through the annual meeting process, including under the U.S. universal proxy rules, could recur. The cooperation and standstill arrangements Quipt have in place do not preclude other shareholders from initiating or supporting proxy contests and may not prevent parties to those agreements from taking actions after the expiry of applicable periods. Quipt also cannot predict whether Quipt will be able to reach additional agreements with activists or other shareholders on acceptable terms in the future, or whether such agreements, if reached, will result in the outcomes anticipated when entered.

The occurrence, continuation or escalation of any of the foregoing activities is inherently unpredictable. Quipt cannot predict the timing, outcome or ultimate impact of any current or future activism, proxy contest, or strategic review, or the extent to which any such matters will distract the Board and management from its business or otherwise affect Quipt’s performance.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may remain an emerging growth company for up to five years, or until such earlier time as we have more than $1.235 billion in annual revenue, the market value of our stock held by non-affiliates is more than $700 million or we issue more than $1 billion of non-convertible debt over a three-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, being permitted to present only two years of audited financial statements and a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our Common Shares less attractive if we rely on these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares, and our stock price may be more volatile.

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

Once we are no longer an “emerging growth company,” a “smaller reporting company” or otherwise no longer qualify for applicable exemptions, we will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results and cash flows.

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. However, as an emerging growth company, we may take advantage of exemptions from various requirements such as an exemption from the requirement to have our independent auditors attest to our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, as well as an exemption from the “say on pay” voting requirements pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. We will no longer qualify as an emerging growth company after September 30, 2026 (or upon such earlier time as we no longer meet the other applicable requirements). After we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 of the Exchange Act, which may allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this prospectus and in our periodic reports and proxy statements. Once we are no longer an emerging growth company or a smaller reporting company or otherwise no longer qualify for these exemptions, we will be required to comply with these additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed.

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

Factors affecting the trading price of our Common Shares may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	our operating results failing to meet the expectation of securities analysts, investors or our guidance in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning Quipt or the home medical equipment industry in general;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	our ability to market new and enhanced products on a timely basis;
●	changes in laws and regulations affecting our business;
●	our ability to meet compliance requirements;
●	commencement of, or involvement in, litigation involving us;
●	inability to quickly remediate material weaknesses or the continued identification of material weaknesses in internal control over financial reporting;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of shares of our Common Shares available for public sale;
●	any major change in our board of directors or management;
●	sales of substantial amounts of Common Shares by our directors, executive officers or significant shareholders or the perception that such sales could occur; and
●	general economic and political conditions such as tariffs, recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism, including the war in Ukraine and the ongoing conflict in the Middle East.

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

Quipt’s normal course issuer bid program expired, which may have potential impacts on share valuation, liquidity and capital allocation.

Quipt’s normal course issuer bid on the TSX, authorized on April 23, 2024, expired on April 30, 2025 and was not renewed. The prior authorization permitted Quipt, subject to TSX limits and applicable securities laws, to purchase for cancellation up to approximately 10% of its public float; an aggregate of 62,800 Common Shares were repurchased under that authorization.

If Quipt were to consider future repurchases, any new program would be subject to Board approval, applicable TSX rules and Canadian and U.S. securities laws, Quipt’s cash needs and liquidity, contractual and financing covenants, blackout periods and other restrictions, and may be modified, suspended or discontinued at any time. There can be no assurance that Quipt will implement or effect repurchases in the future, that any repurchases would occur at prices or times that are favorable, or that any repurchases would have the expected impact on Quipt’s share price or per-share metrics. If Quipt were to allocate cash to repurchases in the future and economic or industry conditions deteriorate, Quipt could have reduced flexibility to fund operations, capital expenditures, strategic initiatives or opportunistic transactions. Conversely, if Quipt refrains from repurchases in favor of other uses of capital, the market may react adversely. Any of the foregoing could negatively affect Quipt’s business, financial condition and results of operations.

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

Forward-looking statements may prove to be inaccurate, which could have a material adverse effect on Quipt’s business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

The Company has adopted policies and implemented certain controls and procedures that allow its management to assess, identify and manage material risks from cybersecurity threats and for the Board of Directors (the “Board”), through its Audit Committee, to actively oversee the strategic direction, objectives, and effectiveness of the Company’s cybersecurity risk management framework. The Cybersecurity Program is developed and reviewed by the Company’s executive leadership alongside the Company’s Audit Committee and carried out and overseen by the senior person in charge of IT at the Company, currently our Chief Compliance Officer (“CCO”).

The Company’s processes are integrated into its overall enterprise risk management program and compliments the Company’s enterprise-wide risk assessment architecture, as implemented by the Company’s management and as overseen by the Company’s Board through its Audit Committee.

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

Governance

Role of the Board of Directors and the Audit Committee

As part of the Board’s role in overseeing the Company’s enterprise risk management program, which includes our cybersecurity risk management framework, the Board is responsible for exercising oversight of management’s identification and management of, and planning for, material cybersecurity risks that may reasonably be expected to impact the Company. While the full Board has overall responsibility for risk oversight, the Board has delegated oversight responsibility related to risks from cybersecurity threats to the Audit Committee. The Audit Committee is responsible for overseeing the strategic direction, objectives, and effectiveness of the Company’s cybersecurity risk management framework, taking into account the Company’s risk exposures and progress of its risk management processes. The Audit Committee is informed of the Company’s cybersecurity risk management and receives an overview of its cybersecurity program from management at least quarterly. Material cybersecurity risks are also discussed during separate Board meetings as part of the Board’s risk oversight generally.

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

Item 2. Properties.

The Company’s total space is approximately 750,000 square feet, and consists of warehouse, retail, and administrative offices. The Company leases all but one of its over 175 facilities. The following is a summary of the Company’s largest facilities by location:

		Square
Location	Owned / Leased	Footage	Primary Usage
Wilder, KY	Leased	25,000	Corporate headquarters, warehouse, administrative
Mesa, AZ	Leased	24,300	Warehouse, administrative
Flint, MI	Leased	21,500	Warehouse
Southfield, MI	Leased	21,400	Warehouse, administrative
Indianapolis, IN	Leased	19,100	Warehouse, administrative
Indianapolis, IN	Leased	15,000	Warehouse, retail
Essexville. MI	Leased	13,100	Warehouse, retail, administrative
Paducah, KY	Leased	11,500	Warehouse, retail
Cheboygan. MI	Leased	10,800	Warehouse
Lexington. KY	Leased	10,700	Warehouse, retail
Grand Blanc, MI	Leased	10,700	Administrative
Waterville, ME	Leased	10,400	Warehouse, retail
Lincoln, NE	Leased	10,000	Warehouse, retail

Management believes that the Company’s sites are adequate to support the business and that the properties and equipment have been well maintained.

Item 3. Legal Proceedings.

From time to time, the Company is involved in various legal proceedings and investigations arising in the ordinary course of business, including those relating to proxy contests and other actions of activist shareholders, employment matters, relationships with clients and contractors, intellectual property disputes and other business matters. The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

The Company’s Common Shares are listed for trading on the TSX and on Nasdaq, both under the symbol “QIPT”. As of December 11, 2025, there were 83 holders of record of the Company’s Common Shares. The actual number of shareholders is greater than this number of holders of record, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Purchase of Equity Securities

Neither we nor any affiliated purchaser repurchased any of our equity securities during the quarter ended September 30, 2025.

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

The audited consolidated financial statements as of and for the years ended September 30, 2025 and 2024 (the “consolidated financial statements”) of the Company were prepared in accordance with accounting principles generally accepted in the US (“GAAP”).

The consolidated financial statements, which are presented in US dollars, have been prepared under the historical cost convention, as modified by the measurement at fair values of certain financial assets and financial liabilities.

Overview

Quipt business objective

The growth in the number of elderly patients in the US healthcare market is creating pressure to provide more efficient delivery systems. Healthcare providers, such as hospitals, physicians, and pharmacies, are seeking partners that can offer a range of products and services that improve outcomes, reduce hospital readmissions, and help control costs. Quipt fills this need by delivering a growing number of specialized products and services to achieve these goals. Quipt seeks to provide an ever-expanding line of products and services over larger geographic regions within the US using several growth strategies. With over 175 offices, Quipt employs approximately 1,600 employees in the US.

Recent transactions

On July 1, 2025, we completed the acquisition of Mediserve, a Tennessee-based full-service durable medical equipment provider. On September 1, 2025, we completed the acquisition of a 60% ownership interest in Hart, a Michigan-based provider of durable medical equipment, point-of-service products, and related services.

Future outlook

Our priority continues to be the generation of operating profit, positive cash flow, and growth in Adjusted EBITDA, a non-GAAP financial measure which is defined below, in fiscal year 2026 and beyond. As we continue to expand in our existing markets, we plan to leverage our business platforms to enter new markets and expand our product offerings. Our continued business integration and rationalization, and our prior acquisitions, have given us a focus and path toward revenue growth and profitability. We will continue to improve operational efficiencies and call center management as they are key execution points to maintaining our Adjusted EBITDA while growing revenues by cross selling products to existing and acquired patients.

Selected Annual Information ($ amounts in thousands, except per share amounts)

	As of or for the	As of or for the	As of or for the	As of or for the
	three months ended	three months ended	year ended	year ended
	September	September	September	September
	30, 2025	30, 2024	30, 2025	30, 2024
Number of patients served	200,000	153,000	346,000	314,000
Number of equipment set-ups or deliveries	282,000	212,000	917,000	854,000
Respiratory resupply set-ups or deliveries	133,000	120,000	486,000	480,000
Adjusted EBITDA	$14,924	$13,444	$55,947	$57,746
Total revenues	$68,313	$61,332	$245,359	$245,915
Net income (loss) per share - Basic	$(0.08)	$(0.07)	$(0.24)	$(0.16)
Net income (loss) per share - Diluted	$(0.08)	$(0.07)	$(0.24)	$(0.16)
Total assets			$283,289	$247,248
Total long-term liabilities			$96,484	$79,207
Shareholders' equity			$112,097	$107,191

(1)

Operating Results

The fiscal year ended September 30, 2025 presented us with a range of challenges that we absorbed in the period, which negatively impacted our financial performance and prevented us from achieving our target annualized organic growth.

The Medicare 75/25 blended rate (“Medicare 75/25”), which had been providing rate relief for certain geographies, was discontinued as of January 1, 2024. Medicare 75/25 was introduced in 2020. This rate adjustment, named after its 75%/25% allocation model, aimed to protect access to medical equipment products and services in non-rural, non-competitive bid areas by temporarily increasing Medicare reimbursement rates for providers serving those areas. This legislative action was designed to ensure that medical equipment suppliers could continue providing essential products and services. This blended rate was implemented to counter the decline in reimbursement rates experienced in the years prior to 2020. The discontinuance is still under legislative review, and Medicare 75/25 could return, but the cessation on January 1, 2024 had a negative impact on our revenue and operating results in the fiscal year ended September 30, 2025.

Beginning during the fiscal year ended September 30, 2024 and continuing into the fiscal year end September 30, 2025, we also experienced the withdrawal of Medicare Advantage members due to a capitated agreement moving to other providers in the industry. Further, in November 2024, a disposable supply contract which the Company was a party to was not renewed.

The Company uses Change Healthcare, a subsidiary of UnitedHealth Group, to submit patient claims to certain non-Medicare payors for payment. UnitedHealth Group announced that on February 21, 2024, Change Healthcare’s information technology systems were impacted by a cybersecurity incident  (the “Change Healthcare Incident”). This incident significantly impacted the healthcare industry and hindered the ability to process and bill claims during the three months ended March 31, 2024 and June 30, 2024, creating a reduction in our cash flow, including collections of claims not directly impacted by the Change Healthcare Incident that were slowed by the diversion of normal collection efforts to address the Change Healthcare Incident. The ultimate resolution of the Change Healthcare Incident also had a negative impact on our revenue and operating results during the fiscal year ended September 30, 2025.

The cumulative impact of these events on total revenue is estimated to be approximately $1,500,000 and $8,500,000 for the three and twelve months ended September 30, 2025, respectively.

Comparison of Results of Operations for the Years and Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the years and three months ended September 30, 2025 and 2024 (amounts in thousands, except per share amounts):

	For the three	For the three	For the	For the
	months ended	months ended	year ended	year ended
	September 30,	September 30,	September 30,	September 30,
	30, 2025	30, 2024	30, 2025	30, 2024
Total revenues	$68,313	$61,332	$245,359	$245,915
Cost of inventory sold	20,406	17,664	68,182	68,925
Operating expenses	34,125	31,446	125,457	122,542
Right-of-use operating lease amortization and interest	1,681	1,362	6,434	5,974
Depreciation	10,369	10,016	39,429	38,490
Amortization of intangible assets	1,505	1,521	6,053	6,091
Stock-based compensation	1,409	330	4,035	2,484
Acquisition-related costs	596	7	817	401
Gain on disposals of property and equipment	(329)	(55)	(1,225)	(107)
Interest expense, net	1,634	1,524	6,277	6,381
(Gain) loss on foreign currency transactions	136	(188)	367	(43)
Share of loss in equity method investment	79	67	324	309
Change in fair value of derivative liability - interest rate swap	(10)	952	(452)	1,122
Provision (benefit) for income taxes	141	(374)	241	109
Net income attributable to noncontrolling interest	121	—	121	—
Net loss	$(3,550)	$(2,940)	$(10,701)	$(6,763)
Loss per share
Basic	$(0.08)	$(0.07)	$(0.24)	$(0.16)
Diluted	$(0.08)	$(0.07)	$(0.24)	$(0.16)

Revenue

For the year ended September 30, 2025, revenue totaled $245,359,000, a decrease of $556,000, or 0.2%, from the year ended September 30, 2024. This decrease is primarily due to a reduction of approximately $8,500,000 from the challenges discussed in Operating Results above, and was mostly offset by $7,300,000 contributed by the acquisitions during the year ended September 30, 2025.

For the three months ended September 30, 2025, revenue totaled $68,313,000, an increase of $6,981,000, or 11.4%, from the three months ended September 30, 2024. This increase is primarily due to $7,300,000 contributed by the acquisitions during the three months ended September 30, 2025, which was partially offset by the challenges discussed in the Operating Results above.

Inventory sold

For the year ended September 30, 2025, inventory sold totaled $68,182,000, a 1.1% decrease as compared to $68,925,000 for the year ended September 30, 2024. The decrease was due to the decrease in revenue.

For the three months ended September 30, 2025, inventory sold totaled $20,406,000, a 15.5% increase from $17,664,000 for the three months ended September 30, 2024. The increase in dollars was due to the growth in revenues. As a percentage of revenue, inventory sold increased to 29.9% for the three months ended September 30, 2025 as compared to 28.8% for the three months ended September 30, 2024, due to the acquisitions’ inventory sold being higher as a percentage of revenue. Additionally, estimated vendor rebates were lower due to the lack of growth in purchases required to achieve the same tier that was achieved for the year ended September 30, 2024.

Operating expenses

For the year ended September 30, 2025, operating expenses were $125,457,000, an increase of $2,915,000 from $122,542,000 for the year ended September 30, 2024. The acquisitions during the year ended September 30, 2025 contributed approximately $3,500,000 to the increase in operating expenses. This was offset by decreases in the remaining portion of the Company from reduced headcount and incentive compensation, and controls on discretionary spending such as marketing and travel.

For the three months ended September 30, 2025, operating expenses were $34,125,000, an increase of $2,679,000 from $31,446,000 for the three months ended September 30, 2024. The acquisitions during the three months ended September 30, 2025, contributed approximately $3,500,000 to the increase in operations. This was offset by decreases in the remaining portion of the Company from reduced headcount and incentive compensation, and controls on discretionary spending such as marketing and travel.

Right-of-use operating lease amortization and interest

Right-of-use operating lease amortization and interest increased by $460,000 to $6,434,000 for the year ended September 30, 2025 from $5,974,000 for the year ended September 30, 2024. The increase was due to new locations and, to a lesser extent, the impact of the acquisitions during the year ended September 30, 2025.

Right-of-use operating lease amortization and interest increased by $319,000 to $1,681,000 for the three months ended September 30, 2025 from $1,362,000 for the three months ended September 30, 2024. The increase was due to new locations and, to a lesser extent, the impact of the acquisitions during the three months ended September 30, 2025.

Depreciation expense

Depreciation expense increased by $939,000 to $39,429,000 for the year ended September 30, 2025 from $38,490,000 for the year ended September 30, 2024. This increase was primarily due to approximately $800,000 from the acquisitions during the year ended September 30, 2025.

Depreciation expense increased by $353,000 to $10,369,000 for the three months ended September 30, 2025 from $10,016,000 for the year ended September 30, 2024. The increase was primarily due to approximately $800,000 from the acquisitions during the three months ended September 30, 2025 offset by decreases in rental equipment depreciation due to the timing of additions.

Stock-based compensation

Stock-based compensation increased by $1,551,000 to approximately $4,035,000 for the year ended September 30, 2025 from $2,484,000 for the year ended September 30,2024 due to grants of restricted stock units and stock options during the year ended September 30, 2025.

Stock-based compensation increased by $1,079,000 to approximately $1,409,000 for the three months ended September 30, 2025 from $330,000 for the three months ended September 30, 2024 due to grants of restricted stock units and stock options during the year ended September 30, 2025.

Acquisition-related costs

Acquisition related costs increased by $416,000 to $817,000 for the year ended September 30, 2025 from $401,000 for the year ended September 30, 2024. This increase is due to acquisitions during the year ended September 30, 2025.

Acquisition related costs increased by $589,000 to $596,000 for the three months ended September 30, 2025 from $7,000 for the three months ended September 30, 2024, due to acquisitions during the year ended September 30 2025.

Gain on disposals of property and equipment

Gain on disposals of property and equipment increased to $1,225,000 for the year ended September 30, 2025 from $107,000 for the year ended September 30, 2024, as a result of proceeds received from the return of recalled ventilators to the manufacturer.

Gain on disposals of property and equipment increased to $329,000 for the three months ended September 30, 2025 from $55,000 for the three months ended September 30, 2024, as a result of proceeds received from the return of recalled ventilators to the manufacturer.

Interest expense, net of interest income

Interest expense, net of interest income, decreased by $104,000 to $6,277,000 for the year ended September 30, 2025 from $6,381,000 for the year ended September 30, 2024 as a result of lower average balances and lower interest rates on the Facility and equipment loans

Interest expense, net of interest income, increased $110,000 to $1,634,000 in the three months ended September 30, 2025 from $1,524,000 for the three months ended September 30, 2024, primarily due to the one month of interest on the borrowing under the Facility used to fund the acquisition of Hart.

Share of loss in equity method investment

Share of loss in equity method investment was a loss of $79,000 and $324,000 for the three months and year ended September 30, 2025, respectively. Share of loss in equity method investment was a loss of $67,000 and $309,000 for the three months and year ended September 30, 2024. This represents the Company’s pro rata percentage of the net loss of  DMEScripts, LLC, which was acquired in the year ended September 30, 2023.

Provision (benefit) for income taxes

The provision for income taxes of $241,000 for the year ended September 30, 2025 increased from $109,000 for the year ended September 30, 2024.

The provision for income taxes was $141,000 for the three months ended September 30, 2025, as compared to a benefit for income taxes of $374,000 for the three months ended September 30, 2024. The benefit in the three months ended September 30, 2024 primarily relates to the filing of the tax returns for the year ended September 30, 2023 being more favorable than originally estimated.

Net income attributed to noncontrolling interest

The net income attributable to noncontrolling interest was $121,000 for both the three months and year ended September 30, 2025. This is related to the Company acquiring a 60% ownership interest in Hart during the three months ended September 30, 2025.

Non-GAAP measures

Throughout this MD&A, references are made to a measure which is believed to be meaningful in the assessment of the Company’s performance. This metric is a non-standard measure under GAAP and may not be identical to similar measures reported by other companies. Readers are cautioned that the disclosure of these items is meant to add to, and not replace, the discussion of financial results as determined in accordance with GAAP. The primary purpose of this non-GAAP measure is to provide supplemental information that may prove useful to investors who wish to consider the impact of certain non-cash or unusual items on the Company’s operating performance. Management uses both GAAP and non-GAAP measures when planning, monitoring, and evaluating the Company’s performance.

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

Adjusted EBITDA is defined as net income (loss), adjusted for net interest expense, depreciation, amortization, right-of-use operating lease amortization and interest, provision (benefit) for income taxes, certain professional fees, stock-based compensation, acquisition-related costs, gain on disposals of property and equipment, gain (loss) on foreign currency transactions, change in fair value of derivative liability – interest rate swap, and share of loss in equity method investment. Adjusted EBITDA is a non-GAAP measure that the Company uses as an indicator of financial health and excludes several items which may be useful in the consideration of the financial condition of the Company.

Set forth below are descriptions of the material financial items that have been excluded from net income (loss) to calculate Adjusted EBITDA and the material limitations associated with using this non-GAAP financial measure.

●	The amount of interest expense we incur or interest income we generate, including right-of-use interest expense, may be useful for investors to consider and may result in current cash inflows or outflows. However, we do not consider the amount of net interest expense to be a representative component of the day-to-day operating performance of our business.
●	Depreciation and amortization expense, including right-of-use amortization, may be useful for investors to consider because they generally represent the wear and tear on our property and equipment used in our operations and amortization of intangibles valued in acquisitions. However, we do not believe these charges necessarily reflect the current and ongoing cash charges related to our business.
●	Provision (benefit) for income taxes may be useful for investors to consider because it generally represents the taxes which may be payable for the period and may reduce the amount of funds otherwise available for use. However, we do not consider the amount of income tax expense to be a representative component of the day-to-day operating performance of our business.
●	We do not consider certain professional fees, including those related to the CID, the loss of foreign private issuer status, and proxy contests and other actions of activist shareholders, to be representative components of the day-to-day operating performance of our business.
●	Stock-based compensation expense may be useful for investors to consider because it is a component of compensation received by the Company’s directors, officers, employees, and consultants. However, stock-based compensation is being added back because it is non-cash and because the decisions which gave rise to these expenses were not made to increase revenue in a particular period, but rather were made for the Company’s long-term benefit over multiple periods.
●	Acquisition-related costs may be useful for the investors to consider because they are professional fees directly related to pursuing and completing various acquisitions. While the costs are expected to be recurring if the Company continues to make acquisitions, they are generally incurred prior to the inclusion of such acquisitions in the consolidated revenues of the Company.
●	The change in fair value of derivative liability – interest rate swaps and the share of loss in equity method investment are added back because it is non-cash in the period of change in the fair value.
●	The gain on disposals of property and equipment is excluded because they are a recapture of previously depreciated property and equipment.
●	The loss (gain) on foreign currency transactions is excluded because they are not a representative component of our day-to-day operations.

The following table is a reconciliation of net loss to Adjusted EBITDA for the indicated periods (amounts in thousands of $):

	For the three	For the three	For the		For the
	months ended	months ended	year ended		year ended
	September	September	September		September
	30, 2025	30, 2024	30, 2025		30, 2024
Net loss	$(3,550)	$(2,940)		$(10,701)	$(6,763)
Add back:
Depreciation and amortization	11,874	11,537		45,482	44,581
Interest expense, net	1,634	1,524		6,277	6,381
Right-of-use operating lease amortization and interest	1,681	1,362	—	6,434	5,974
Provision (benefit) for income taxes	141	(374)		241	109
Professional fees	1,263	1,092		4,348	3,298
Stock-based compensation	1,409	330		4,035	2,484
Acquisition-related costs	596	137		817	401
Change in fair value of derivative liability - interest rate swap	(10)	952		(452)	1,122
Gain on disposals of property and equipment	(329)	(55)		(1,225)	(107)
Gain (loss) on foreign currency transactions	136	(188)		367	(43)
Share of loss in equity method investment	79	67		324	309
Adjusted EBITDA	$14,924	$13,444		$55,947	$57,746

Use of Proceeds

The following table provides information about the Company’s recent debt and equity financings and the actual use of proceeds from those financings compared to the intended use of proceeds from the offerings.

Date of Financing	Type of Financing	Gross Proceeds	Initial Intended Use of Net Proceeds	Actual Use of Net Proceeds to Date	Explanation of Variance and Impact on Business Objectives
September 2, 2025	$110.0 million facility consisting of delayed-draw term loan availability of $85.0 million, a term loan of $5.0 million, and $20.0 million revolving credit availability.	$20.65 million, consisting of a $17.4 million draw on the delayed-draw term loan, and a $3.25 million draw on the revolving credit.	The proceeds were expected to be used for acquisitions, working capital, and general corporate requirements.	The proceeds drawn to date were fully used to acquire Hart.	Proceeds have been used as intended.

Financial Position

The following table is the Company’s summarized financial position as of September 30, 2025 and 2024 (in thousands):

	As of	As of
	September 30, 2025	September 30, 2024
Cash	$12,916	$16,174
Accounts receivable, inventory and prepaid assets	65,433	56,880
Property and equipment	46,056	37,385
Right of use assets, net	18,393	16,475
Goodwill and intangible assets, net	139,120	118,686
Other assets	1,371	1,648
Total assets	$283,289	$247,248

Accounts payable and other current liabilities	$74,708	$60,850
Long-term liabilities	96,484	79,207
Total liabilities	171,192	140,057
Shareholders’ equity	112,097	107,191
Total liabilities and shareholders’ equity	$283,289	$247,248

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash on hand and its line of credit availability. As of September 30, 2025, the Company had cash on hand of $12,916,000 and revolving credit availability under the Facility of $9,050,000. The Company’s approach in managing liquidity is to ensure, to the extent possible, that it will have enough liquidity to meet its liabilities when due. The Company will do so by continuously monitoring actual and expected cash flows and monitoring financial market conditions for signs of weakness. The Company faces minimal liquidity risk in its current financial obligations as they become due and payable.

Cash Flows

The following is a summary of the Company’s cash flows for the following periods (in thousands):

	For the three	For the three	For the	For the
	months ended	months ended	year ended	year ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Net cash flow provided by operating activities	$9,778	$6,739	$37,692	$35,381
Net cash flow used in investing activities	(23,334)	(3,363)	(32,945)	(10,313)
Net cash flow provided by (used in) financing activities	15,239	(1,794)	(7,758)	(26,147)
Effect of exchange rate changes on cash held in foreign currencies	(17)	189	(247)	44
Net increase (decrease) in cash	$1,666	$1,771	$(3,258)	$(1,035)

Operating Activities

Net cash flow provided by operating activities was $37,692,000 for the year ended September 30, 2025, an increase of $2,311,000 from $35,381,000 for the year ended September 30, 2024. For the year ended September 30, 2025, the change in working capital improved $6,572,000 to a use of cash of ($1,082,000) for the year ended September 30, 2025 as compared to a use of cash of ($7,654,000) for the year ended September 30, 2024, due primarily to the negative impact of the Change Healthcare Incident during the year ended September 30, 2024. This was partially offset by an increase in the net loss by $3,938,000 and the variance in the gain on disposals of property and equipment of $1,118,000.

Investing Activities

Net cash flow used in investing activities was $32,945,000 for the year ended September 30, 2025, an increase of $22,632,000 from $10,313,000 for the year ended September 30, 2024, primarily due to the two acquisitions made during the year ended September 30, 2025 of $21,684,000.

Financing Activities

Net cash flow used in financing activities was $7,758,000 for the year ended September 30, 2025, a decrease of $18,389,000 from $26,147,000 for the year ended September 30, 2024. This was primarily due to the $17,400,000 borrowing on the delayed-draw term loan portion of the Facility to fund the acquisition of Hart in September 2025.

Capital management

The Company considers its capital to be shareholders’ equity, excluding noncontrolling interest, which totaled $100,498,000 as of September 30, 2025, and the Facility with a principal amount of $87,583,000 as of September 30, 2025.

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

The Company had the following equity instruments outstanding as of September 30, 2025 and September 30, 2024 (in thousands):

	As of	As of
	September 30, 2025	September 30, 2024
Common shares	43,444	43,090
Options	3,778	3,402
Restricted stock units	2,583	519

Financing

Historically and currently, the Company has financed its operations from cash flow from operations, borrowings on the Facility, equipment loans, leases, and through the issuance of equity.

Senior Credit Facility

The Company has a $110,000,000 senior credit facility with a group of US banks that matures in September 2027. The Facility consists of a delayed-draw term loan facility of $85,000,000, of which $83,600,000 has been drawn; a term loan of $5,000,000, which was drawn at closing; and a $20,000,000 revolving credit facility. The Facility is secured by substantially all assets of the Company and is subject to certain financial covenants, with which the Company was in compliance as of September 30, 2025.

A summary of the outstanding balances related to the Facility as of September 30, 2025 is as follows (in thousands):

	As of	As of
	September 30, 2025	September 30, 2024
Delayed-draw term loan	$72,383	$58,400
Term loan	4,250	4,500
Revolving credit facility	10,950	6,323
Total principal	87,583	69,223
Deferred financing costs	(948)	(1,430)
Net carrying value	$86,635	$67,793

Current portion	$4,155	$3,248
Long-term portion	82,480	64,545
Net carrying value	$86,635	$67,793

The delayed-draw term loan and the term loan are bearing interest at a weighted average 6.7% as of September 30, 2025. The rate is based on a secured overnight financing rate (“SOFR”), with a floor of 0.5%, plus a spread of 2.1% to 2.85% (2.4% as of September 30, 2025) based on the Company’s leverage ratio and will reprice within three months. The revolving credit facility is bearing interest at 7.0% as of September 30, 2025 and will reprice within three months. The Facility also has fees for unused availability of 0.75% for the delayed-draw term loan and 0.25% for the revolving credit facility. The fair value of the Facility was determined considering market conditions, credit worthiness and the current terms of debt, which is considered Level 2 on the fair value hierarchy. Due to the near-term repricing of the interest rates, the fair value of the Facility approximates the principal value as of September 30, 2025 and 2024.

To manage the risks of the cash flows related to interest expense, the Company entered into several interest rate swaps on $54,000,000 of the principal amount of the Facility. The swaps carry a fixed SOFR of 3.4% to 4.4%, resulting in a weighted combined rate of 6.6%.

The swaps are settled quarterly and mature on September 30, 2026 and at the Facility’s maturity. Any difference between the Facility’s SOFR rate and the swap’s rate is recorded as interest expense. For the year ended September 30, 2025 and 2024, a reduction of $228,000 and $311,000 to interest expense was recorded in the consolidated statements of income (loss), respectively.

As of September 30, 2025, the fair value of the interest rate swap liability, which was determined using Level 2 inputs of market conditions on future expected interest rates, credit worthiness, and the current terms of debt, was $670,000, as compared to $1,122,000 as of September 30, 2024 and is recorded in derivative liability – interest rate swap in the condensed consolidated statements of financial position. The Company has recorded the changes in fair value of derivative liability – interest rate swaps on the consolidated statements of income (loss).

Interest expense on the Facility, including the impact of the interest rate swap agreements, was $5,095,000 and $5,346,000 for the years ended September 30, 2025 and 2024, respectively.

The Company has incurred financing costs to obtain and maintain the Facility, which is reflected as a reduction of the outstanding balance and will be amortized as interest expense using the effective interest method over the life of the Facility. During the years ended September 30, 2025 and 2024, $563,000 and $513,000 of amortization of deferred financing costs was recorded, respectively.

Equipment Loans

The Company is offered financing arrangements from the Company’s suppliers and the supplier’s designated financial institution, in which payments for certain invoices or products can be financed and paid over an extended period. The financial institution pays the supplier when the original invoice becomes due, and the Company pays the third-party financial institution over a period of time. In most cases, the supplier accepts a discounted amount from the financial institution and the Company repays the financial institution the face amount of the invoice with no stated interest, in twelve equal monthly installments. The Company uses its incremental borrowing rate of 6.6% to 8.0% to impute interest on these arrangements. The discount of the carrying amount from the face value of the loans is $252,000 as of September 30, 2025. The Company has also assumed equipment loans in conjunction with several of its acquisitions.

The balance of the loans as of September 30, 2025 is $12,215,000, with substantially all of the balance due within the next year.

Lease Liabilities

The Company enters into leases for real estate and vehicles. Real estate leases are operating leases and are valued at the net present value of the future lease payments at the incremental borrowing rate. Vehicle leases are finance leases and recorded at the rate implicit in the lease – a weighted average of 8.7% as of September 30, 2025 – based on the current value and the estimated residual value of the vehicle, if any. Future payments on these liabilities are as follows (in thousands):

Less than 1 year	$8,079
Between 1 and 5 years	13,792
More than 5 years	778
Total	22,649
Less: finance charges	(2,707)
Lease liabilities	19,942
Current portion of lease liabilities	6,898
Long-term portion of lease liabilities	$13,044

Quarterly operating results

Results of operations for the healthcare services market in which the Company operates show little seasonality from quarter to quarter. The increase in revenues from the past year is primarily due to the Company’s acquisitions during the year ended September 30, 2025.

The following table provides selected historical information and other data, which should be read in conjunction with the consolidated financial statements of the Company (amounts in thousands except per share amounts).

	As of or for the	As of or for the	As of or for the	As of or for the
	three months ended	three months ended	three months ended	three months ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Revenue	$68,313	$58,289	$57,376	$61,381
Net income (loss)	(3,550)	(3,025)	(3,042)	(1,084)
Net income (loss) per share - basic	(0.08)	(0.07)	(0.07)	(0.03)
Net income (loss) per share - diluted	(0.08)	(0.07)	(0.07)	(0.03)
Total assets	$283,289	$236,092	$244,645	$242,816

	As of or for the	As of or for the	As of or for the	As of or for the
	three months ended	three months ended	three months ended	three months ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Revenue	$61,332	$60,759	$61,249	$62,575
Net income (loss)	(2,940)	(1,596)	(739)	(1,488)
Net income (loss) per share - basic	(0.07)	(0.04)	(0.02)	(0.04)
Net income (loss) per share - diluted	(0.07)	(0.04)	(0.02)	(0.04)
Total assets	$247,248	$249,784	$248,614	$243,893

Related party transactions

The Company (through indirect wholly owned subsidiaries) has six leases for office, warehouse, and retail space with a rental company affiliated with the Company’s Chief Executive Officer, the majority of which were entered into in 2015, prior to such subsidiaries being acquired by the Company and prior to the Chief Executive Officer joining the Company, and five of which were renewed effective October 1, 2022. The leases have a combined area of 74,520 square feet. Lease payments under these leases were approximately $65,000 and $63,000 per month for the twelve months ended September 30, 2025 and 2024, respectively, with increases on October 1 of each year equal to the greater of (i) the Consumer Price Index for All Urban Consumers (CPI-U), and (ii) 3%. One lease expires in June 2026 and the remaining five leases expire on September 30, 2029.

Off balance sheet arrangements

The Company has no material undisclosed off balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its results of operations or financial condition, revenues or expenses results of operations, liquidity, capital expenditures or capital resources.

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

Estimates where management has made subjective judgments and where there is significant risk of material adjustments to assets and liabilities in future accounting periods included in the list below.

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

The Company periodically evaluates the recoverability of long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and discount rates, reflecting varying degrees of perceived risk. The Company did not have any long-lived asset impairments in the years ended September 30, 2025 or 2024.

Goodwill impairment

The Company tests goodwill for impairment on an annual basis on July 1, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. The Company determines the fair value of our reporting unit using the income approach and market approach to valuation, as well as other generally accepted valuation methodologies. The income approach utilizes a discounted cash flow analysis using management’s assumptions. The market approach compares the reporting unit to similar companies with the assumption that companies operating in the same industry will share similar characteristics and that company values will correlate to those characteristics. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized equal to the difference between the carrying amount and the estimated fair value of the reporting unit. The Company concluded that there was no impairment of goodwill during the years ended September 30, 2025 or 2024.

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

The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not have any partially or unfilled performance obligations related to contracts with customers and as such, the Company has no contract liabilities during the years ended September 30, 2025 and 2024.

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

Shipping and handling

The Company provides shipping and handling at no charge in sending product to customers. The Company does not consider this a separate performance obligation since these shipping and handling activities occur before the customer obtains control of the goods. The shipping and handling are considered activities to fulfill the entity’s promise to transfer the goods and are expensed within operating expenses.

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

Loss per share

The Company presents basic and diluted loss per share data for its ordinary shares. Basic loss per share is calculated by dividing the net loss by the weighted average number of Common Shares outstanding during the period. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the loss per share calculations. The Company’s potentially dilutive common share equivalents are stock options and restricted stock units. The years ended September 30, 2025 and 2024 were periods of net losses, therefore, the potentially dilutive common share equivalents are excluded in the determination of dilutive net loss per share because their effect is antidilutive. In order to determine diluted loss per share, it is assumed that any proceeds from the exercise of dilutive instruments would be used to repurchase common shares at the average market price during the period.

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

Contractual Commitments and Obligations

The following table summarizes the Company’s contractual commitments and obligations as of September 30, 2025 (in thousands), which are primarily for debt, leasing of offices and other obligations. The leases have been entered into with terms between one and ten years, including optional extensions.

		Less than	1-3	3-5	After 5
	Total	1 year	Years	Years	Years
Debt	$99,798	$16,532	$83,266	$—	$—
Finance lease obligations	17,202	6,548	6,548	3,328	778
Operating leases	3,573	1,531	2,000	42	—
Other obligations	38,431	38,431	—	—	—
Total contractual obligations	$159,004	$63,042	$91,814	$3,370	$778

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

As of September 30, 2025, the Company has 18% of its accounts receivable with Medicare. As this is a US government program, we believe there is very little credit risk associated with these balances. No customer represented more than 10% of outstanding accounts receivable.

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

The Company’s objective in managing its foreign currency risk is to monitor foreign exchange rates and minimize its net exposures to foreign currency cash flows by generally holding most of its cash in US dollars. However, at times, including at September 30, 2025, the Company does hold significant cash in Canadian dollars. During the twelve months ended September 30, 2025, the Company recognized a foreign currency loss of approximately $367,000 due to unfavorable movements in the exchange rates. The Company monitors foreign currency exposures and from time to time could authorize the use of derivative financial instruments such as forward foreign exchange contracts to economically hedge a portion of foreign currency fluctuations.

Based on the exposure of Canadian cash at September 30, 2025, depreciation or appreciation of the Canadian dollar against the US dollar could result in a significant effect on net income or loss. The Company has not employed any foreign currency hedging programs.

Interest rate risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The interest rate on the credit facility has a variable rate that can be fixed for a maximum of six months. The Company has entered into interest rate swap agreements whereby $54,000,000 of principal will receive a fixed rate during the year ended September 30, 2025. With $87,583,000 of borrowings on this facility at September 30, 2025, each 1% increase would result in an additional $335,830 of annual interest expense. The interest on the Company’s other debt is either imputed or has a fixed rate and is not subject to cash flow interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Report of the Independent Registered Public Accounting Firm (BDO USA, P.C., Cincinnati, Ohio, PCAOB #243)

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Quipt Home Medical Corp.

Wilder, KY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of Quipt Home Medical Corp. (the “Company”) as of September 30, 2025 and 2024, the related consolidated statements of income (loss), changes in shareholders’ equity, and cash flows for each of the two years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2022.

Cincinnati, Ohio

December 15, 2025

Quipt Home Medical Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Expressed in thousands of US dollars, except per share amounts)

	As of	As of
	September 30,	September 30,
	2025	2024
ASSETS
Current assets
Cash	$12,916	$16,174
Accounts receivable, net	34,697	29,116
Inventory	25,640	20,853
Prepaid and other current assets	5,096	6,911
Total current assets	78,349	73,054
Long-term assets
Property and equipment, net	46,056	37,385
Right of use assets, net	18,393	16,475
Goodwill	61,560	50,733
Intangible assets, net	77,560	67,953
Equity method investment	987	1,311
Other assets	384	337
Total long-term assets	204,940	174,194
TOTAL ASSETS	$283,289	$247,248

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$46,698	$35,363
Current portion of equipment loans	12,212	12,804
Current portion of lease liabilities	6,898	5,867
Current portion of senior credit facility	4,155	3,248
Deferred revenue	4,593	3,568
Purchase price payable	152	—
Total current liabilities	74,708	60,850
Long-term liabilities
Equipment loans	3	55
Lease liabilities	13,044	13,283
Derivative liability - interest rate swap	670	1,122
Senior credit facility	82,480	64,545
Deferred income taxes	287	202
TOTAL LIABILITIES	171,192	140,057

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY
Capital stock
Common shares, no par value, unlimited shares authorized; 43,443,972 and 43,091,273 issued and outstanding as of September 30, 2025 and 2024, respectively	—	—
Preferred Shares, no par value, unlimited shares authorized, none issued and outstanding as of September 30, 2025 and 2024	—	—
Additional paid in-capital	281,667	277,762
Accumulated deficit	(181,272)	(170,571)
Noncontrolling interest	11,702	—
TOTAL SHAREHOLDERS' EQUITY	112,097	107,191
TOTAL LIABILITIES AND EQUITY	$283,289	$247,248

The accompanying notes are an integral part of these consolidated financial statements

Quipt Home Medical Corp.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Expressed in thousands of US dollars, except per share amounts)

	Year Ended	Year Ended
	September 30,	September 30,
	2025	2024
Revenue
Rentals of medical equipment	$100,108	$94,308
Sales of medical equipment and supplies	145,251	151,607
Total revenues	245,359	245,915
Cost of inventory sold	68,182	68,925
Operating expenses	125,457	122,542
Right-of-use operating lease amortization and interest	6,434	5,974
Depreciation	39,429	38,490
Amortization of intangible assets	6,053	6,091
Stock-based compensation	4,035	2,484
Acquisition-related costs	817	401
Gain on disposals of property and equipment	(1,225)	(107)
Operating income (loss)	(3,823)	1,115
Financing expenses
Interest expense	6,744	7,168
Interest income	(467)	(787)
Loss (gain) on foreign currency transactions	367	(43)
Share of loss in equity method investment	324	309
Change in fair value of derivative liability - interest rate swap	(452)	1,122
Loss before income taxes	(10,339)	(6,654)
Provision for income taxes	241	109
Net loss before noncontrolling interest	$(10,580)	$(6,763)
Net income attributable to noncontrolling interest	121	—
Net loss	$(10,701)	$(6,763)
Net income (loss) per share
Basic loss per share	$(0.24)	$(0.16)
Diluted loss per share	$(0.24)	$(0.16)
Weighted average number of common shares outstanding:
Basic	43,291	42,501
Diluted	43,291	42,501

The accompanying notes are an integral part of these consolidated financial statements

Quipt Home Medical Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY

(Expressed in thousands of US dollars, except per share amounts)

	Number of				Total
	Shares	Additional Paid-	Accumulated	Noncontrolling	shareholders'
	(000’s)	In Capital	Deficit	Interest	equity
Balance September 30, 2023	42,102	$274,923	$(163,808)	$—	$111,115
Net loss	—	—	(6,763)	—	(6,763)
Settlement of restricted stock units	469	(213)	—	—	(213)
Stock options exercised	520	568	—	—	568
Stock-based compensation	—	2,484	—	—	2,484
Balance September 30, 2024	43,091	$277,762	$(170,571)	$—	$107,191
Net income (loss)	—	—	(10,701)	121	(10,580)
Settlement of restricted stock units	415	—	—	—	—
Acquisition of Hart	—	—	—	11,581	11,581
Repurchase of shares	(62)	(130)	—	—	(130)
Stock-based compensation	—	4,035	—	—	4,035
Balance September 30, 2025	43,444	$281,667	$(181,272)	$11,702	$112,097

The accompanying notes are an integral part of these consolidated financial statements

Quipt Home Medical Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of US dollars, except per share amounts)

	Year Ended September 30,
	2025	2024
Operating activities
Net loss	$(10,701)	$(6,763)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,482	44,581
Stock-based compensation	4,035	2,484
Gain on disposals of property and equipment	(1,225)	(107)
Amortization of financing costs and accretion of purchase price payable	563	551
Loss (gain) on foreign currency transactions	367	(43)
Share of loss in equity method investment	324	309
Change in fair value of derivative liability - interest rate swap	(452)	1,122
Deferred income taxes	85	342
Right-of-use operating lease amortization and interest	6,434	5,974
Payments of operating leases, including interest	(6,138)	(5,386)
Adjustments to purchase price payable	—	(29)
Change in working capital, net of acquisitions:
Net decrease (increase) in accounts receivable	2,575	(3,294)
Net increase in inventory	(2,417)	(3,420)
Net decrease (increase) in prepaid and other current assets	2,193	(3,124)
Net decrease in deferred revenue	(21)	(943)
Net increase (decrease) in accounts payables and accrued liabilities	(3,412)	3,127
Net cash flow provided by operating activities	37,692	35,381
Investing activities
Purchase of property and equipment	(12,354)	(10,313)
Cash proceeds from sale of property and equipment	1,233	210
Cash paid for acquisitions, net of cash acquired	(21,824)	(210)
Net cash flow used in investing activities	(32,945)	(10,313)
Financing activities
Repayments of equipment loans	(24,472)	(26,792)
Repayments of finance leases	(1,436)	(1,579)
Borrowings on delayed-draw term loan	17,400	—
Repayments of delayed-draw term loan and term loan	(3,668)	(3,450)
Gross borrowings on the revolving credit facility	18,250	17,100
Gross repayments on the revolving credit facility	(13,623)	(10,777)
Other, net	(79)	(60)
Repurchase of shares, net of issuance costs	(130)	—
Settlement of restricted stock units	—	(213)
Proceeds from exercise of stock options	—	568
Payments of purchase price payable	—	(944)
Net cash flow (used in) provided by financing activities	(7,758)	(26,147)
Net increase (decrease) in cash	(3,011)	(1,079)
Effect of exchange rate changes on cash held in foreign currencies	(247)	44
Cash, beginning of year	16,174	17,209
Cash, end of year	$12,916	$16,174

Supplemental cash flow information
Cash paid for interest	$(5,914)	$(6,826)
Cash paid (refunded) for income taxes	425	(1,249)
Operating lease additions	2,074	4,229
Equipment loan additions	23,828	25,304
Finance lease additions	842	1,975
Purchases of property and equipment in ending accounts payable	2,161	214

The accompanying notes are an integral part of these consolidated financial statements

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

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

2.Basis of Presentation and summary of significant accounting policies

Basis of accounting

These consolidated financial statements as of and for the years ended September 30, 2025 and 2024 (the “consolidated financial statements”) of the Company were prepared in accordance with accounting principles generally accepted in the US (“GAAP”).

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

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. The Company’s consolidated entities have a functional currency of US dollars, and are listed in the table below. They are wholly owned, except for IRB Medical Equipment, LLC, dba Hart Medical Equipment (“Hart”), which is 60%-owned.

Prior to closing, 100% of the equity interests in Hart were contributed to the Hart HoldCo, LLC (“the Hart Seller”) by its previous owners. Pursuant to the purchase agreement, the Company acquired 60% of the membership interests of Hart directly from the Hart Seller, and the Hart Seller retained the remaining 40% membership interests. In connection with the

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

transaction, the parties entered into an administrative support services agreement, and Hart’s operating agreement was amended and restated pursuant to the Sixth Amended and Restated Operating Agreement to provide for the operation of Hart as a joint venture between the Company and the Hart Seller.

The Company has control of Hart and therefore its financial statements are included in the Company’s consolidated financial statements, with the noncontrolling 40% interest reflected as a line item on the consolidated statements of financial position, income (loss) and changes in shareholders’ equity.

100 W. Commercial Street, LLC	Med Supply Center, Inc.
Acadia Medical Supply, Inc.	Medical West Healthcare Center, LLC
Access Respiratory Home Care, L.L.C.	Mediserve Medical Equipment of Kingsport, Inc.
Alliance Home Care & Mobile Diagnostics, L.L.C.	Metro-Med, Inc.
At Home Health Equipment, LLC	Metro-Med, Inc. - Los Alamitos
Black Bear Medical, Inc.	Metro-Med, Inc. - Ventura
Black Bear Medical Group, Inc.	NorCal Respiratory, Inc.
Black Bear Medical NH, Inc.	Northwest Medical, LLC
Care Medical Atlanta, LLC	Oxygen Plus
Care Medical of Athens, Inc.	Patient-Aids, Inc.
Care Medical of Augusta, LLC	Patient Home Monitoring, Inc
Care Medical of Gainesville, LLC	QHM Holdings Inc.
Care Medical Partners, LLC	QHM Investments I, LLC
Care Medical Savannah, LLC	Quipt Home Medical Inc.
Central Oxygen, Inc.	Rejuvenight, LLC
Coastal Med-Tech Corp.	Resource Medical, Inc.
Cooley Medical Equipment, Incorporated	Resource Medical Group Charleston, LLC
Focus Respiratory, LLC	Resource Medical Group, LLC
Good Night Medical, LLC	Respicare, Inc.
Good Night Medical of Ohio, LLC	Riverside Medical, Inc.
Good Night Medical of Texas, Inc	RTA Homecare, LLC
Great Elm Healthcare, LLC	Semo Drugs - Care Plus of Mo, Inc.
Health Technology Resources, LLC	Sleep Health Diagnostics, LLC
Heartland Health Therapy, LLC	Sleepwell, LLC
Heckman Healthcare Service & Supplies Inc.	Southeastern Biomedical Services, LLC
Hometown Medical LLC	Southern Pharmaceutical Corporation
IRB Medical Equipment, LLC	Thrift Home Care, Inc.
Legacy Oxygen and Home Care Equipment, LLC	Tuscan, Inc.
Mayhugh Drugs, Inc.	United Respiratory Services, LLC

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

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

Estimates where management has made subjective judgments and where there is significant risk of material adjustments to assets and liabilities in future accounting periods include fair value measurements for financial instruments and share-based transactions, useful lives and impairment of non-financial assets (property and equipment, goodwill, and intangible assets), provision for expected credit losses, fair value measurements for assets and liabilities acquired in business acquisitions, and calculation of deferred taxes.

Accounts receivable

Due to the nature of our industry and the reimbursement environment in which the Company operates, certain estimates are required to record total net revenues and accounts receivable at their net realizable values, including estimating variable consideration. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements, contractual terms, and the uncertainty of reimbursement amounts for certain services may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial, or account review. Net realizable values are estimated based on a number of factors, including age of the receivables, changes in customer payment patterns, historical experience, industry trends, and current economic conditions. The balance of Accounts receivable, net was $34,697,000, $29,116,000, and $25,978,000 as of September 30 2025, 2024, and 2023, respectively.

As of September 30, 2025, the Company has 18% of its accounts receivable with Medicare. As this is a US government program, the Company believes there is very little credit risk associated with these balances. No customer represented more than 10% of outstanding accounts receivable.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. The Company’s inventory consists of finished goods purchased from vendors; therefore, no labor or overhead is included in the inventory cost. Inventory is subsequently recorded within cost of inventory sold on the consolidated statements of operations at the time the inventory is sold. Inventory is transferred to property and equipment as rental equipment at the time of rental revenue recognition.

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

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

The estimated useful lives of the assets are as follows:

Description	Estimated Useful Life
Rental equipment	1	-	5 years
Vehicles	1	-	5 years
Leasehold improvements	Life of lease 1	-	11 years
Office and technology equipment			5 years
Buildings			25 years
Right-of-use real estate	Life of lease 2	-	11 years
Right-of-use vehicles	Life of lease 2	-	7 years

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

The Company reviews the estimates for useful lives on an annual basis, or more frequently if events during the year indicate that a change may be required, with consideration given to technological obsolescence and other relevant business factors. A change in management’s estimates could impact depreciation/amortization expense and the carrying value of property and equipment and intangible assets.

The Company periodically evaluates the recoverability of long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and discount rates, reflecting varying degrees of perceived risk, which are Level 3 unobservable inputs. The Company did not have any long-lived asset impairments in the years ended September 30, 2025 or 2024.

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

Goodwill impairment

The Company tests goodwill for impairment on an annual basis on July 1, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. The Company determines the fair value of our reporting units using the income approach (a Level 3 fair value input) and market approach (a Level 2 fair value input) to valuation, as well as other generally accepted valuation methodologies. The income approach utilizes a discounted cash flow analysis using management’s assumptions. The market approach compares the reporting unit to similar companies with the assumption that companies operating in the same industry will share similar characteristics and that company values will correlate to those characteristics. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized equal to the difference between the carrying amount and the estimated fair value of the reporting unit. The Company concluded that there was no impairment of goodwill during the years ended September, 30, 2025 or 2024.

The income approach uses cash flow projections based upon a financial forecast approved by management, covering a five-year period. Cash flows for the years thereafter are extrapolated using the estimated terminal growth rate. The risk premiums expected by market participants related to uncertainties about the industry and assumptions relating to future cash flows may differ or change quickly, depending on economic conditions and other events.

Equity method investee

The Company, through QHM Investments I, LLC, acquired an ownership interest in DMEScripts, LLC (“DMEScripts”). As of September 30, 2025, the Company has cumulatively invested $1,710,000 and has a 7.0% ownership interest in DMEScripts. DMEScripts is an independent e-prescribe company in the US that automates the medical equipment ordering process. This technology is dedicated to improving the patient, prescriber, and provider experience by eliminating inefficiencies and reducing paperwork. The investment in DMEScripts is accounted for using the equity method.

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

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

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

The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company records deferred revenue on the consolidated statement of financial position for the unelapsed portion of the rental month that exists as of the balance sheet date. All of the deferred revenue as of September 30, 2024 was recognized during the year ended September 30, 2025.

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

Shipping and handling

The Company provides shipping and handling at no charge in sending product to customers. The Company does not consider this a separate performance obligation since these shipping and handling activities occur before the customer obtains control of the goods. The shipping and handling are considered activities to fulfill the entity’s promise to transfer the goods and are expensed within operating expenses.

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

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

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

Level 2 – If there is no active market, fair value is established using valuation techniques, including discounted cash flow models. The inputs to these models are taken from observable market data where possible, including recent arm’s length market transactions and comparisons to the current fair value of similar instruments, but where this is not feasible, inputs such as liquidity risk, credit risk, and volatility are used; and

Level 3 – In this level, fair value determinations are made with inputs other than observable market data.

There were no transfers between the levels of fair value hierarchy during the years ended September 30, 2025 or 2024.

The carrying amounts that have been reported in the accompanying consolidated balance sheets for cash approximate its fair value due to its highly liquid nature.

Loss per share

The Company presents basic and diluted loss per share data for its ordinary shares. Basic loss per share is calculated by dividing the net loss by the weighted average number of Common Shares outstanding during the period. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the loss per share calculations. The Company’s potentially dilutive common share equivalents are stock options and restricted stock units. The years ended September 30, 2025 and 2024 were periods of net losses, therefore, the potentially dilutive common share equivalents are excluded in the determination of dilutive net loss per share because their effect is antidilutive. In order to determine diluted loss per share, it is assumed that any proceeds from the exercise of dilutive instruments would be used to repurchase common shares at the average market price during the period.

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

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

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

Income taxes

Deferred taxes are determined based on the differences between the financial statement amounts and the tax bases using rates as enacted in the laws. A valuation allowance is established if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized.

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

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

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

Noncontrolling interest

The Company owns 60% of Hart and has determined that it has control of Hart. Therefore, its financial statements are included in the Company’s consolidated financial statements, with the noncontrolling 40% noncontrolling interest reflected as a line item on the consolidated statements of financial position, income (loss) and changes in shareholders’ equity.

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

Recently adopted accounting pronouncements

Effective October 1, 2024, the Company adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting ("Topic 280"), which requires disclosure of incremental segment information, including significant segment expenses that are regularly provided to the chief operating decision maker and to disclose how reported measures of segment profit or loss are used in assessing segment performance and allocating resources. The new disclosures are included as Note 14.

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

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid by jurisdiction. The ASU is effective for public business entities' annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

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

3.Acquisitions of and investment in businesses

Acquisition of Mediserve Medical Equipment of Kingsport, Inc

On July 1, 2025, the Company, through QHM Holdings Inc., acquired 100% of Mediserve Medical Equipment of Kingsport, Inc. (“Mediserve”). Mediserve is a Tennessee-based company with operations in two states in the same industry as the Company. The purchase price was $2,616,000, comprised of $2,466,000 in cash at closing to the sellers, plus $150,000, the present value of a $160,000 holdback. The cash at closing was paid from cash on hand. The Company has determined that the transaction is an acquisition of a business under ASC 805 Business Combinations, and it has been accounted for by applying the acquisition method. The Company expensed $173,000 of professional fees in conjunction with the acquisition for the fiscal year ended September 30, 2025.

The unaudited pro forma revenues and net income (loss) for Mediserve for the year ended September 30, 2025 as if the acquisition had occurred on October 1, 2024, was approximately $6,600,000 and ($100,000), respectively, of which approximately $1,600,000 and $0 were recognized during the year ended September 30, 2025.

The fair value of the acquired assets and liabilities is provisional as of September 30, 2025 pending final evaluations of assets and liabilities and is as follows:

Accounts receivable	$850
Inventory	176
Property, equipment, and right of use assets	1,903
Goodwill	187
Accrued liabilities	(17)
Deferred revenue	(170)
Lease liabilities	(313)
Net assets acquired	$2,616
Cash paid at closing	$2,466
Holdback payable	150
Consideration paid or payable	$2,616

The goodwill is attributable to expected synergies from the combining operations. All of the goodwill is deductible for income tax purposes.

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

Acquisition of Controlling Interest of Hart

Effective September 1, 2025, the Company, through QHM Holdings Inc., acquired a 60% interest in Hart. Hart is a Michigan-based company with operations in two states in the same industry as the Company. The total value of Hart, net of cash, was $30,939,000, and the Company acquired its 60% ownership through the payment of $17,372,000 in cash to the sellers and a debt payoff of $3,261,000 at closing. The cash was obtained through borrowings on the senior credit facility (“the Facility”) described in Note 9. The Company has determined that it has a controlling interest of Hart and accounted the transaction as an acquisition under ASC 805, with the noncontrolling interest shown as noncontrolling interest. The Company expensed $473,000 of professional fees in conjunction with the acquisition during the fiscal year ended September 30, 2025.

The unaudited pro forma revenues and net income (loss) for Hart for the year ended September 30, 2025, as if the acquisition had occurred on October 1, 2024, was approximately $65,000,000 and ($600,000), respectively, of which approximately $5,700,000 and $400,000 were recognized during the year ended September 30, 2025.

The fair value of the acquired assets and liabilities is provisional as of September 30, 2025 pending final evaluations of assets and liabilities and is as follows:

Accounts receivable	$7,307
Inventory	2,194
Prepaid and other current assets	426
Property, equipment, and right of use assets	10,376
Goodwill	10,640
Intangible asset - customer relationships (20 year amortization)	11,960
Intangible asset - trade name (10 year amortization)	3,500
Intangible asset - non-compete agreements (5 year amortization)	200
Accounts payable	(10,467)
Accrued liabilities	(2,104)
Deferred revenue	(876)
Lease liabilities	(2,217)
Net assets acquired	$30,939
Minority interest	(11,581)
Consideration for controlling interest	$19,358
Cash paid at closing	$20,633
Cash acquired	(1,275)
Consideration paid or payable	$19,358

The goodwill is attributable to expected synergies from the combining operations. All of the goodwill is deductible for income tax purposes.

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

Purchase price payable

The purchase price payable included on the consolidated statements of financial position relates to holdbacks of Mediserve and others from prior years, less payments and adjustments made. Below is the movement in purchase price payable for the years ended September 30, 2025 and 2024:

Balance, September 30, 2023	$1,457
Accretion of interest	37
Derecognition of purchase price payable	(550)
Payments	(944)
Balance, September 30, 2024	$—
Acquisition of Mediserve	150
Accretion of interest	2
Payments	—
Balance, September 30, 2025	$152

4.Prepaid and other current assets

Following is a summary of prepaid and other current assets as of September 30, 2025 and 2024:

	As at September 30,	As of September 30,
	2025	2024
Vendor rebates	$1,989	$2,798
Prepaid insurance	1,422	1,904
Prepaid income taxes	701	1,283
Other	984	926
Total	$5,096	$6,911

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

5.Property, equipment, and right-of-use assets

Following is a summary of property, equipment, and right-of-use assets as of September 30, 2025 and 2024:

	As at September 30,	As of September 30,
	2025	2024
Rental equipment	$77,843	$64,568
Vehicles	3,785	3,296
Leasehold improvements	2,381	2,403
Office and technology equipment	1,736	1,130
Buildings	790	930
Land	140	160
Projects in process	141	360
Property and equipment, gross	86,816	72,847
Less: accumulated depreciation	(40,760)	(35,462)
Property and equipment, net	$46,056	$37,385

Right-of-use assets, real estate (Operating lease)	$27,689	$23,510
Right-of-use assets, vehicles (Financing lease)	5,279	5,498
Right-of-use assets, gross	32,968	29,008
Less: accumulated amortization	(14,575)	(12,533)
Right-of-use assets, net	$18,393	$16,475

Rental equipment transferred from inventory during the fiscal years ended September 30, 2025 and 2024 was $37,058,000 and $33,566,000, respectively. For the years ended September 30, 2025 and 2024, the Company obtained equipment loans (Note 9) of $23,828,000 and $25,304,000, respectively. As of September 30, 2025 and 2024, amounts in ending accounts payable were $1,950,000 and $0, respectively. Remaining rental equipment transferred from inventory of $11,280,000 and $8,262,000 for the years ended September 30, 2025 and 2024, respectively, were paid in cash.

6.Goodwill and intangible assets

Goodwill continuity

Following is the activity in goodwill for the years ended September 30, 2025 and 2024:

Balance, September 30, 2023	$52,825
Adjustments related to final purchase price allocation for Southern acquisition	(2,092)
Balance, September 30, 2024	$50,733
Acquisition of Mediserve	187
Acquisition of Hart	10,640
Balance, September 30, 2025	$61,560

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

Intangible assets

Following is a summary of intangible assets as of September 30, 2025 and 2024:

	As of September 30,	As of September 30,
	2025	2024
Customer relationships	$91,048	$79,088
Trade names	15,081	11,581
Customer contracts	3,851	3,851
Non-compete agreements	910	710
Intangible assets, gross	110,890	95,230
Less: accumulated amortization	(33,330)	(27,277)
Intangible assets, net	$77,560	$67,953

As of September 30, 2025, estimated annual amortization for intangible assets for each of the next five years and thereafter is approximately:

Estimated
Year Ending September 30,	Amortization
2026	$6,764
2027	6,711
2028	6,582
2029	6,575
2030	6,514
Thereafter	44,414
Intangible assets, net	$77,560

7.Accounts payable and accrued liabilities

Following is a summary of accounts payable and accrued liabilities as of September 30, 2025 and 2024:

	As of September 30,	As of September 30,
	2025	2024
Accounts payable	$38,431	$29,310
Accrued compensation	5,724	4,576
Other	2,543	1,477
Total	$46,698	$35,363

8.Deferred revenue

Activity for deferred revenue for the years ended September 30, 2025 and 2024 is as follows:

	For the year ended	For the year ended
	September 30, 2025	September 30, 2024
Beginning balance	$3,568	$4,511
Acquisitions	1,046	—
Operations	(21)	(943)
Ending balance	$4,593	$3,568

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

9.Long-term debt and lease liabilities

Senior credit facility

The Company has a $110,000,000 Facility with a group of US banks that matures in September 2027. The Facility consists of a delayed-draw term loan facility of $85,000,000, of which $83,600,000 has been drawn (including $17,400,000 for the acquisition of Hart); a term loan of $5,000,000, which was drawn at closing; and a $20,000,000 revolving credit facility. The Facility is secured by substantially all assets of the Company and is subject to certain financial covenants, with which the Company was in compliance as of September 30, 2025.

A summary of the balances on the Facility as of September 30, 2025 and 2024 is as follows:

	As of	As of
	September 30, 2025	September 30, 2024
Delayed-draw term loan	$72,383	$58,400
Term loan	4,250	4,500
Revolving credit facility	10,950	6,323
Total principal	87,583	69,223
Deferred financing costs	(948)	(1,430)
Net carrying value	$86,635	$67,793

Current portion	$4,155	$3,248
Long-term portion	82,480	64,545
Net carrying value	$86,635	$67,793

As of September 30, 2025, scheduled future repayments of the Facility are as follows:

Year Ending September 30,	Amount
2026	$4,320
2027	83,263
Total	$87,583

The delayed-draw term loan and the term loan are bearing interest at a weighted average 6.7% as of September 30, 2025. The rate is based on a secured overnight financing rate (“SOFR”), with a floor of 0.5%, plus a spread of 2.1% to 2.85% (2.4% as of September 30, 2025) based on the Company’s leverage ratio and will reprice within three months. The revolving credit facility is bearing interest at 7.0% as of September 30, 2025 and will reprice within three months. The Facility also has fees for unused availability of 0.75% for the delayed-draw term loan and 0.25% for the revolving credit facility. The fair value of the Facility was determined considering market conditions, credit worthiness and the current terms of debt, which is considered Level 2 on the fair value hierarchy. Due to the near-term repricing of the interest rates, the fair value of the Facility approximates the principal value as of September 30, 2025 and 2024.

To manage the risks of the cash flows related to interest expense, the Company entered into several interest rate swaps on $54,000,000 of the principal amount of the Facility. The swaps carry a fixed SOFR of 3.4% to 4.4%, resulting in a weighted combined rate of 6.6%.

The swaps are settled quarterly and mature on September 30, 2026 and at the Facility’s maturity. Any difference between the Facility’s SOFR rate and the swap’s rate is recorded as interest expense. For the year ended September 30, 2025 and

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

2024, a reduction of $228,000 and $311,000 to interest expense was recorded in the consolidated statements of income (loss), respectively.

As of September 30, 2025, the fair value of the interest rate swap liability, which was determined using Level 2 inputs of market conditions on future expected interest rates, credit worthiness, and the current terms of debt, was $670,000 as compared to $1,122,000 as of September 30, 2024 and is recorded in derivative liability – interest rate swap in the condensed consolidated statements of financial position. The Company has recorded the changes in fair value of derivative liability – interest rate swaps on the consolidated statements of income (loss).

Interest expense on the Facility, including the impact of the interest rate swap agreements, was $5,095,000 and $5,346,000 for the years ended September 30, 2025 and 2024, respectively.

The Company has incurred financing costs to obtain and maintain the Facility, which is reflected as a reduction of the outstanding balance and will be amortized as interest expense using the effective interest method over the life of the Facility. During the years ended September 30, 2025 and 2024, $563,000 and $513,000 of amortization of deferred financing costs was recorded, respectively.

Equipment Loans

The Company is offered financing arrangements from the Company’s suppliers and the supplier’s designated financial institution, in which payments for certain invoices or products can be financed and paid over an extended period. The financial institution pays the supplier when the original invoice becomes due, and the Company pays the third-party financial institution over a period of time. In most cases, the supplier accepts a discounted amount from the financial institution and the Company repays the financial institution the face amount of the invoice with no stated interest, in twelve equal monthly installments. The Company uses its incremental borrowing rate of 6.6% to 8.0% to impute interest on these arrangements, which resulted in interest expense of $800,000 and $985,000 for the years ended September 30, 2025 and 2024, respectively. The discount of the carrying amount from the face value of the loans is $252,000 as of September 30, 2025. The Company has also assumed equipment loans in conjunction with several of its acquisitions.

There are no covenants with the loans and the carrying value of the equipment that is pledged as security against the loans is $22,153,000 and $22,871,000 as of September 30, 2025 and 2024, respectively.

Following is the activity in equipment loans for the years ended September 30, 2025 and 2024:

	Year Ended	Year Ended
	September 30, 2025	September 30, 2024
Beginning Balance	$12,859	14,347
Additions:
Operations	23,828	25,304
Repayments	(24,472)	(26,792)
Ending Balance	12,215	12,859
Current portion	12,212	12,804
Long-term portion	$3	$55

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

Leases Liabilities

The Company enters into leases for real estate and vehicles. Real estate leases are operating leases and are valued at the net present value of the future lease payments at the incremental borrowing rate. Vehicle leases are finance leases and recorded at the rate implicit in the lease based on the current value and the estimated residual value of the vehicle, if any.

Below is the movement in lease liabilities for the years ended September 30, 2025 and 2024 respectively:

	Operating	Finance	Total
Balance, September 30, 2023	$16,236	$2,914	$19,150
Additions during the period:
Operations	4,229	1,975	6,204
Lease terminations	(438)	—	(438)
Repayments	(4,187)	(1,579)	(5,766)
Balance, September 30, 2024	$15,840	$3,310	$19,150
Additions during the period:
Acquisitions	2,074	456	2,530
Operations	3,953	842	4,795
Lease terminations	(82)	—	(82)
Repayments	(5,015)	(1,436)	(6,451)
Balance, September 30, 2025	$16,770	$3,172	$19,942

Future payments pursuant to lease liabilities are as follows:

Year Ending September 30,	Operating	Finance	Total
2026	$6,548	$1,531	$8,079
2027	5,028	1,054	6,082
2028	3,395	723	4,118
2029	2,345	222	2,567
2030	983	42	1,025
Thereafter	778	—	778
Gross lease payments	19,077	3,572	22,649
Less amounts relating to interest	(2,307)	(400)	(2,707)
Lease liabilities	$16,770	$3,172	$19,942

The components of finance lease expense are as follows:

		Years ended September, 30
	Classification	2025	2024
Finance lease expense:
Amortization of lease assets	Depreciation	$1,120	$1,262
Interest on lease liabilities	Interest expense	250	262
Total finance lease cost		$1,370	$1,524

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

Other information relating to leases is as follows:

	As of	As of
	September 30, 2025	September 30, 2024
Weighted average remaining lease term (years)
Operating leases	3.8	4.1
Finance leases	2.7	2.8

Weighted average discount rate
Operating leases	7.2%	7.4%
Finance leases	8.7%	8.5%

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

Employee, director, and consultant options

The Company has a stock option plan, which it uses for grants to directors, officers, employees, and consultants. Options granted under the plan are non-assignable and may be granted for a term not exceeding ten years. Stock options having varying vesting periods, and the options granted during the year ended September 30, 2025 vest quarterly over eight or twelve quarters.

A summary of stock options is provided below:

		Weighted
	Number of options (000’s)	average exercise price
Balance, September 30, 2023	3,957	C$	4.49
Exercised	(520)		1.50
Expired	(31)		7.35
Forfeited	(4)		8.48
Balance, September 30, 2024	3,402	C$	4.91
Issued	425		3.40
Expired	(49)		6.98
Balance, September 30, 2025	3,778	C$	4.70

At September 30, 2025, the Company had 3,351,583 vested stock options with a weighted average exercise price of C$4.76.

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

The fair value of the stock options granted during the year ended September 30, 2025 was C$3.40. The Company used the Black-Scholes option pricing model calculated using the following assumptions:

Year Ended
September 30,
2025
Share price at grant date	C$3.40
Risk-free interest rate	4.25%
Expected volatility	242.4%
Expected life of option	10 years
Expected dividend yield	Nil

Restricted stock units

The Company also grants restricted stock units to directors, officers, employees, and consultants. Each unit represents the right to receive one common share, and vests over a period of one to two years from the grant date and are generally settled in the calendar year after vesting. The number of shares issued was less than the number of units settled due to the officers’ election to receive a reduced number of shares to satisfy their tax withholding obligations. These tax withholdings resulted in cash outflows of $0 and $213,000 for the years ended September 30, 2025 and 2024, respectively.

The fair values of the restricted stock units on the date of grant are discounted to reflect the difference between the vesting dates and the expected issuance dates, to be expensed over the respective vesting periods with an increase to contributed surplus.

A summary of restricted stock units is provided below:

	Number	Weighted average
	of units (000’s)	grant-date price
Balance, September 30, 2023	1,034	C$	8.34
Settled	(515)		8.38
Balance, September 30, 2024	519	C$	8.30
Granted	2,479		3.40
Settled	(415)		8.30
Balance, September 30, 2025	2,583	C$	3.60

Unrecognized compensation expense related to nonvested shares of stock options and restricted stock was $3,026,000 at September 30, 2025 and will be recognized over the remaining weighted average vesting period of 0.6 years. For the years ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense as follows:

	Year Ended	Year Ended
	September 30,	September 30,
	2025	2024
Restricted stock units	$3,336	$1,639
Stock options	699	845
Stock-based compensation expense	$4,035	$2,484

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

11.Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings and investigations arising in the ordinary course of business, including those relating to proxy contests and other actions of activist shareholders, employment matters, relationships with clients and contractors, intellectual property disputes and other business matters. The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.

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

12.Operating expenses

	Year Ended	Year Ended
	September 30,	September 30,
	2025	2024
Payroll and employee benefits	$79,326	$78,905
Facilities	5,817	5,623
Billing	12,691	11,030
Professional fees	7,023	6,288
Outbound freight	5,618	5,466
Vehicle fuel and maintenance	4,736	4,675
Bank and credit card fees	2,287	2,121
Technology	1,972	1,592
Insurance	1,476	1,549
All other	4,511	5,293
Total operating expenses	$125,457	$122,542

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

13.Income taxes

The Company’s US and foreign income before taxes were as follows:

	Year Ended	Year Ended
	September 30,	September 30,
	2025	2024
US	$(6,453)	$(1,770)
Foreign	(4,007)	(4,884)
	$(10,460)	$(6,654)

The details of the Company’s income tax provision (benefit) are set forth below:

	Year Ended	Year Ended
	September 30,	September 30,
	2025	2024
Current provision (benefit):
Federal	$—	$—
Foreign	—	—
State	156	(233)
	156	(233)
Deferred provision (benefit):
Federal	8	369
Foreign	—	—
State	77	(27)
	85	342
Provision for income taxes	$241	$109

The reconciliation of the Company’s income taxes calculated at the US federal statutory rate to its effective tax rate is set forth below:

	Year Ended	Year Ended
	September 30,	September 30,
	2025	2024
US federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	(1.9)	3.2
Statutory rate differential attributable to foreign operations	2.3	1.6
Executive compensation	—	(3.4)
Stock-based compensation	(10.1)	3.2
Change in valuation allowance	(8.5)	(24.1)
Other permanent differences	(5.1)	(3.1)
Effective income tax rate	(2.3)%	(1.6)%

The Company prepared the income tax rate reconciliation using the income tax rate of US, determined using management’s judgment that the primary economic environment in which it will derive its revenues and expenses incurred to generate those revenues is the US. The statutory rate differential attributable to foreign operations is derived from local country taxes levied on the Company’s operations in Canada.

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

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

tax assets will ultimately be realized. Based upon that evidence, the Company determined that only a portion of its deferred tax assets will be utilized in the future to offset taxable income generated by the reversal of its deferred tax liabilities.

Deferred tax

The Company’s deferred tax assets (liabilities) are comprised of the following:

	Year Ended	Year Ended
	September 30,	September 30,
	2025	2024
Deferred tax assets:
Net and capital operating loss carryforwards	$19,474	$16,469
Goodwill	9,984	11,551
Lease liabilities	4,494	4,777
Interest expense	3,707	2,459
Accrued and stock-based compensation	2,733	3,146
Accounts receivable	1,075	2,074
Share issuance costs	349	540
Other	456	964
Total deferred tax assets	42,272	41,980
Deferred tax assets valuation allowances	(19,792)	(19,089)
Deferred tax asset, net	$22,480	$22,891
Deferred tax liabilities:
Property, equipment, and right of use assets, net	$(9,985)	$(9,080)
Intangible assets, net	(12,782)	(14,013)
Total deferred tax liabilities	$(22,767)	$(23,093)
Net deferred tax assets (liabilities)	$(287)	$(202)

The activity of the Company’s valuation allowance is as follows:

	Year Ended	Year Ended
	September 30,	September 30,
	2025	2024
Balance at beginning of year	$(19,089)	$(17,667)
Increases	(703)	(1,422)
Balance at end of year	$(19,792)	$(19,089)

The US loss carryforwards of approximately $18,000,000 expire in 2029 through 2038 whereas the remaining US loss of approximately $28,000,000 can be carried forward indefinitely.

The Canadian non-capital loss carryforwards of approximately $28,000,000 have various expiry dates starting in 2027 through 2045. The net capital losses of approximately $1,000,000 can be carried forward indefinitely.

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

September 30, 2025 and 2024

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

14. Segment reporting

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. We have determined our CODM is our Chief Executive Officer.

We have one operating and one reportable segment, representing our consolidated business that helps organizations design, automate, and optimize important business processes from start to finish. We generate revenue from customers primarily through the sale and rental of equipment, as discussed in Note 2 – Revenue recognition. Our reportable segment determination is based on our management and internal reporting structure, the nature of the product and services we offer, and the financial information evaluated regularly by our CODM.

The CODM uses operating income (loss) and net loss reported on the consolidated statements of income (loss) to assess performance for the segment and decide how to allocate resources. In addition, the CODM reviews the expense categories presented on the consolidated statements of income (loss) to manage the Company’s operations. Operating income (loss) and net loss are used to evaluate profitability trends in the business, and the CODM considers budget-to-actual variances for both profit measures when making decisions about allocating capital and resources. Further, the measure of segment assets is total assets as reported on the consolidated statements of financial position.

15.Related party transactions

The Company (through indirect wholly-owned subsidiaries) has six leases for office, warehouse, and retail space with a rental company affiliated with the Company’s Chief Executive Officer, the majority of which were entered into in 2015, prior to such subsidiaries being acquired by the Company and prior to the Chief Executive Officer joining the Company, and five of which were renewed effective October 1, 2022. The leases have a combined area of 74,520 square feet. Lease payments under these leases were approximately $65,000 and $63,000 per month for the twelve months ended September 30, 2025 and 2024, respectively, with increases on October 1 of each year equal to the greater of (i) the Consumer Price Index for All Urban Consumers (CPI-U), and (ii) 3%. One lease expires in June 2026 and the remaining five leases expire on September 30, 2029.

16. Subsequent event

On December 14, 2025, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”) to be acquired by 1567208 B.C. Ltd. and REM Aggregator, LLC (collectively, “Purchaser”), entities affiliated with Kingswood Capital Management, LP (“Kingswood”). Under the terms of the Arrangement Agreement, Purchaser will acquire all of the issued and outstanding common shares of the Company (the “Shares”) pursuant to a Plan of Arrangement (the Arrangement) under the Business Corporations Act (British Columbia) (the BCBCA) for US$3.65 per Share.

At the effective time of the Arrangement (the “Effective Time”), each Share, other than any Shares exchanged by shareholders who may properly exercise dissent rights under the BCBCA, will be deemed to be transferred to Purchaser in consideration for the right to receive a cash payment from the Purchaser in the amount equal to US$3.65, without interest.

The transaction is expected to close during the first half of 2026, subject to customary closing conditions, including receipt of shareholder, regulatory, and court approvals. Upon completion of the transaction, the Company will become a privately-held company.

Quipt Home Medical Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

(Tabular dollar amounts expressed in thousands of US dollars, except per share amounts)

If the Arrangement is consummated, the Shares will be de-listed from The Nasdaq Capital Market and the Toronto Stock Exchange and de-registered under the Securities Exchange Act of 1934, as amended, and the Company will cease to be a Canadian “reporting issuer”, as soon as practicable following the Effective Time.

Pursuant to the terms of an equity commitment letter entered into by and between Purchaser and Kingswood and delivered to the Company at the signing of the Arrangement Agreement (the “ECL”), Purchaser has obtained equity commitments from Kingswood for the transactions contemplated by the Arrangement Agreement, the aggregate proceeds of which Purchaser will use to fund the consideration payable at closing and thereafter, all fees, costs, expenses and other amounts payable by Purchaser in connection with the transactions contemplated by the transactions contemplated by the Arrangement Agreement (the Commitment). The ECL includes a guarantee from Kingswood to the Company, on the terms and conditions set forth in the ECL.

Each option exercisable to acquire one or more Shares from the Company (a Company Option), outstanding immediately prior to the Effective Time (whether vested or unvested) will be deemed to be unconditionally vested and exercisable and will, without any further action by or on behalf of a holder of the Company Option, be deemed to be surrendered and transferred by such holder to the Company in consideration for the right to receive a cash payment from the Company in an amount equal to the excess, if any, of US$3.65 over the exercise price of such option, less any amounts the Company is required to withhold for taxes, without interest. Any option for which the exercise price is equal to or greater than US$3.65 will be cancelled for no consideration.

Each of the Company’s restricted share units (a Company RSU) outstanding immediately prior to the Effective Time (whether vested or unvested) will, without any further action by or on behalf of the holder of any such Company RSU, be deemed to be transferred by such holder to the Company in consideration for the right to receive a cash payment from the Company in the amount equal to US$3.65, less any amounts the Company is required to withhold for taxes, without interest.

The Arrangement Agreement also provides customary restrictions on the Company’s ability to solicit alternative acquisition proposals from third parties and engage in discussions or negotiations with third parties regarding such proposals. Notwithstanding these restrictions, the Company may under certain circumstances provide information to and participate in discussions or negotiations with third parties with respect to an unsolicited acquisition proposal that constitutes or could reasonably be expected to constitute or lead to a Superior Proposal (as defined in the Arrangement Agreement).

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

Management of the Company is responsible for establishing and maintaining adequate "ICFR" (as such term is defined in National Instrument 52-109 Certification of Disclosure in Issuers’ Annual and Interim Filings) and "internal control over financial reporting" (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) (together, “ICFR”). Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

We completed the acquisitions of Mediserve on July 1, 2025 and Hart effective September 1, 2025. We are continuing to integrate our internal controls and procedures with Mediserve and Hart. As permitted by the SEC staff guidance for newly acquired businesses, our report on our internal control over financial reporting for the year ended September 30, 2025, includes a scope exception for the acquired Mediserve and Hart businesses. Mediserve and Hart accounted for 18% of total assets as of September 30, 2025, and 3% of total revenues of the Company for the year ended September 30, 2025.

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of September 30, 2025, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, as of September 30, 2025, the Company’s internal control over financial reporting was effective.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as described in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended September 30, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the 2026 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after September 30, 2025.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the 2026 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after September 30, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated by reference to the 2026 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after September 30, 2025.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to the 2026 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after September 30, 2025.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the 2026 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after September 30, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1. Financial Statements:

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

2. Financial Statement Schedules:

These schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the Consolidated Financial Statements or Notes thereto.

Exhibits

2.1*	Equity Purchase Agreement, dated August 11, 2025, by and among QHM Holdings Inc., IRB Medical Equipment, LLC, dba Hart Medical Equipment, and Hart HoldCo, LLC
3.1#	Notice of Articles (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on December 16, 2024)
3.2	Articles (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on December 16, 2024)
4

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K filed on December 16, 2024)

10.1	Amended and Restated Credit and Guaranty Agreement dated September 16, 2022 (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 6-K filed on January 24, 2023)
10.2	Membership Interest Purchase Agreement dated January 3, 2023 (incorporated by reference to Exhibit 99.4 to the Registrant’s Report on Form 6-K filed on January 24, 2023)
10.3*†˄	Employment Agreement with Gregory Crawford
10.4*†˄	Employment Agreement with Hardik Mehta
10.5†

2019 Stock Option Plan, as amended and form of stock option agreement there under (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on July 16, 2021)

10.6†	2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.99 to the Registrant’s Registration Statement on Form 40-F filed on May 14, 2021)
10.6.1†	Form of Stock Option Agreement under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 filed on July 16, 2021)
10.6.2†	Form of Restricted Stock Unit Agreement under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 filed on July 16, 2021)
10.7†	2024 Equity Inventive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on April 12, 2024)
10.7.1†	Form of Stock Option Agreement under 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.8.1 to the Registrant’s Annual Report on Form 10-K filed on December 16, 2024)
10.7.2†	Form of Restricted Stock Unit Agreement under 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.8.2 to the Registrant’s Annual Report on Form 10-K filed on December 16, 2024)
10.8†

Form of the Indemnity Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on December 16, 2024)

10.9#

Cooperation Agreement, dated March 3, 2025, by and between Quipt Home Medical Corp. and David L. Kanen, Philotimo Fund, LP and Kanen Wealth Management, LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2025)

10.10*†	Retention Bonus Agreement with Thomas Roehrig
19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K filed on December 16, 2024)
21*	Subsidiaries of the Registrant
23*	Consent of BDO USA, P.C.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Policy for Recovery of Erroneously Awarded Incentive Compensation (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed on December 16, 2024)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and incorporated by reference to Exhibit 101)

†	Represents a management contract or compensatory plan or arrangement.
*	Filed herewith.
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
December 15, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory Crawford (Gregory Crawford)	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	December 15, 2025

/s/ Hardik Mehta (Hardik Mehta)	Chief Financial Officer (Principal Financial Officer)	December 15, 2025

/s/ Thomas Roehrig (Thomas Roehrig)	Chief Accounting Officer (Principal Accounting Officer)	December 15, 2025

/s/ Mark Greenberg (Mark Greenberg)	Director	December 15, 2025

/s/ Brian Wessel (Brian Wessel)	Director	December 15, 2025

/s/ Kevin Carter (Dr. Kevin Carter)	Director	December 15, 2025