Form 10-K/A
period 2025-09-30
Quipt Home Medical Corp.
filed 2026-01-28
CIK 1540013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

There were 44,329,972 common  shares of the registrant outstanding as of January 23, 2026.

EXPLANATORY NOTE

Quipt Home Medical Corp. (the “Corporation”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2025 as filed with the Securities Exchange Commission (the “SEC”) and the Canadian Securities Administrators on December 15, 2025 (the “Original Form 10-K”), to provide the information required by Part III of Form 10-K and Section 11.6 of National Instrument 51-102 Continuous Disclosure Obligations. This information was previously omitted from the Original Form 10-K in reliance on the General Instructions to Form 10-K, which permits the information in Part III to be incorporated in Form 10-K by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC no later than 120 days after the end of the fiscal year.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are being filed as exhibits to this Amendment No. 1 under Item 15 of Part IV. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4, and 5 of the Section 302 certifications have been omitted. As a result, Item 15 of Part IV has been amended to reflect the filing of these new certifications. Because no financial statements are contained in this Amendment No. 1, we are not including certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other information contained or incorporated in the Original Form 10-K, including the exhibits thereto, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

In this Amendment No. 1, we provide our website address, https://quipthomemedical.com, to disclose that certain information is available on our website. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Amendment No. 1, and references to our website address in this Amendment No. 1 are inactive textual references only.

All references to currency in this Amendment No. 1 are in United States dollars, unless otherwise indicated. References to “$” or “USD” refer to United States dollars and references to “CAD” refer to Canadian dollars.

QUIPT HOME MEDICAL CORP.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Board of Directors and Corporate Governance

The Corporation’s Board of Directors (the “Board”) presently consists of four directors. All of the current directors have been directors since the dates indicated below. The Board has the authority to set the number of directors, such number presently being fixed at four.

The following table sets forth the names, ages as of January 28, 2026, and certain other information for each of our directors.

Name	Age	Position(s)	Location of Residence	Director Since
Gregory Crawford	52	President, Chief Executive Officer and Director	Longboat Key, Florida	December 21, 2017
Mark Greenberg(1)(2)(3)	72	Director	Sarasota, Florida	December 21, 2017
Kevin Carter(1)(2)(3)	47	Director	Bellbrook, Ohio	December 7, 2020
Brian Wessel(1)(2)(3)	59	Director	San Antonio, Texas	February 2, 2022

(1) Member of the Audit Committee. Brian Wessel is the Chair.

(2) Member of the Compensation Committee. Kevin Carter is the Chair.

(3) Member of the Nominating Committee. Mark Greenberg is the Chair.

Directors

Name: Gregory J. Crawford

Residence: Longboat Key, Florida

Position: President, Chief Executive Officer and Director (Chairman)

Director Since: December 21, 2017

Age: 52

Present positions and offices with the Corporation, principal occupations and other directorships during the past 5 years:

Gregory Crawford has been the President and Chief Executive Officer of the Corporation since December 21, 2017. Mr. Crawford is a seasoned healthcare executive with over 30 years of experience, specializing in the durable medical equipment (DME) industry. He brings a wealth of expertise in operations, integration, and mergers & acquisitions, honed through successful leadership roles in both the private and public sectors. Since joining the Corporation in 2017, Mr. Crawford has spearheaded a transformative restructuring, revitalizing the company's operations and strategic direction. Under his leadership, the Corporation has experienced significant growth, expanding from $50 million to a multi-hundred-million-dollar revenue business. This growth has been achieved through a combination of innovative strategies, operational efficiency improvements, and strategic acquisitions, all while maintaining a strong focus on profitability and margin enhancement. His ability to balance the Corporation's core mission of delivering exceptional clinical care with the demands of a dynamic and competitive market is a testament to his strong leadership. His visionary approach and unwavering commitment to the Corporation's market positioning have positioned it as a leading force in the DME industry.

Qualifications:

As the current President and Chief Executive Officer of the Corporation, Mr. Crawford brings to the Board substantial familiarity with the leadership and operation of the Corporation’s business. Mr. Crawford has over 30 years of experience in the healthcare sector, with deep industry knowledge and expertise, particularly in respect of the DME market. He brings a wealth of expertise in operations, integration, and mergers and acquisitions.

Name: Mark Greenberg

Residence: Sarasota, Florida

Position: Director

Director Since: December 21, 2017

Age: 72

Present positions and offices with the Corporation, principal occupations and other directorships during the past 5 years:

Mark Greenberg has been Managing Partner and Founder of Silverstone Capital Advisors since March 2009 and brings more than 30 years of senior executive operating and transaction expertise and experience. Mr. Greenberg was Managing Partner of Ludlow, Ward & Greenberg Capital Partners from 2005 to 2009. He has been a senior executive and operating president of units in Fortune 500 companies and a Chief Executive Officer and Chairman of middle market and high growth, venture capital-backed companies, as well as an investment banker and restructuring and financial advisor serving middle market and financial institution clients nationwide. In 2024, Mr. Greenberg was honored as the Lifetime Achievement Award recipient by the Association for Corporate Growth, a dealmaker organization. As a principal investor, advisor, investment banker and transaction team member, Mr. Greenberg has participated in more than 150 M&A and capital sourcing transactions. These have included transactions involving units of Fortune 1000 companies, middle market companies and high growth venture funded businesses. Mr. Greenberg has been an adjunct professor at the Lindner Graduate School of Business of the University of Cincinnati where for six years he taught the college’s graduate-level mergers and acquisitions course.

Qualifications:

Mr. Greenberg has significant experience in mergers and acquisitions. His investment banking and advisory practice also includes numerous equity and debt funding transactions, as well as distressed deal M&A and financing, including advisory and investment banking roles subject to U.S. bankruptcy. Mr. Greenberg has owned and been chairman and chief executive officer of a handful of privately held companies, and he has been a division-level president of publicly traded Fortune 500 level companies.

Name: Kevin A. Carter

Residence: Bellbrook, Ohio

Position: Director

Director Since: December 7, 2020

Age: 47

Present positions and offices with the Corporation, principal occupations and other directorships during the past 5 years:

Kevin A. Carter, DO, FAASM, has been a partner, physician and Director of Providence Medical Group, an independent multispecialty medical group, since June 2014, and also serves on the Compensation and Retirement committees, where he is responsible for developing strategies for the Group’s ongoing direction and ensuring its continued financial success. Dr. Carter has also been Medical Director of the Kettering Health Network Sleep Disorder Centers since January 2016, where he also served as Chair of the Sleep Council for the Network, and a physician at Veteran Affairs of Dayton since February 2020. He is responsible for the construction of a new, state of the art sleep disorder center at Martin Army Community Hospital. He developed a model for improving access to care while reducing costs, and subsequently this model has been used by other medical facilities throughout the Department of Defense. His immediate success was recognized by the Surgeon General and he was awarded the Army Commendation Medical for his accomplishments. Dr. Carter is Board Certified in Sleep Medicine by the American Board of Family Medicine; he is also Board Certified in Family Medicine. Dr. Carter formerly served as Medical Director at the Martin Army Sleep Medicine Center at Fort Benning, Georgia. Prior to his appointment as director of the Corporation, he served as a United States Army Field Surgeon, with service including deployment in Iraq. Currently, through the Carter Sleep Center, he offers full-spectrum sleep medicine evaluations, diagnosis, and treatments. Dr. Carter holds the degree of Fellow by the American Academy of Sleep Medicine, a recognition that he has met the highest standards in the practice of sleep medicine.

Dr. Carter is a graduate of the Ohio University Heritage College of Osteopathic Medicine. He completed a Family Medicine residency at DeWitt Army Community Hospital and Sleep Medicine fellowship at Walter Reed Army Medical Center. He is also an active member of both the American Academy of Sleep Medicine and the American Academy of Family Physicians.

Qualifications:

Dr. Carter has over 10 years of medical director experience, serving several hospital organizations. In addition to his medical oversight duties, he was responsible for overseeing financial operations.

Name: Brian Wessel

Residence: San Antonio, Texas

Position: Director

Director Since: February 2, 2022

Age: 59

Present positions and offices with the Corporation, principal occupations and other directorships during the past 5 years:

Mr. Wessel is a senior business executive with over 34 years of global client service, operational and financial expertise. Mr. Wessel served as a partner at Ernst & Young, LLP (“EY”) from January 1988 until July 2021. As a former senior partner at EY, Mr. Wessel provided audit and advisory services to public, private, and private-equity-owned companies across multiple industry sectors. Additionally, Mr. Wessel led EY’s Capital Markets practice group in Mexico, overseeing various foreign private issuers listed on the US, European and Japanese stock exchanges. Mr. Wessel has a compelling executive track record of successfully leading through complex business transactions and advising companies on accounting, auditing and financial reporting matters. Mr. Wessel adds significant knowledge and practical experience in complex accounting and financial reporting matters, SEC registration statements, business combinations, audits of internal control over financial reporting and carve-out audits. Furthermore, Mr. Wessel has deep experience with various types of transactions including business acquisitions and divestitures.

Prior to retiring from EY in 2021, Mr. Wessel served in a variety of leadership roles during the transformation and growth of EY into a $37 billion professional services firm that has been recognized on Fortune 100 Best Companies to Work For® list for over 20 years in a row. With extensive international experience working with various multinational corporations and living in the US, Latin America and Australia, Mr. Wessel has a deep understanding of cultural diversity and how to cultivate international business relationships and empower teams.

Mr. Wessel is a graduate of Bellarmine University in Louisville, Kentucky, receiving his BA in Accounting. Mr. Wessel holds his CPA certification in Kentucky and Texas.

Qualifications:

Mr. Wessel has over 34 years of global client service, operational, and financial expertise. Mr. Wessel also has experience in complex accounting and financial reporting matters, SEC registration statements, business combinations, audits of financial statements and internal control over financial reporting, and carve-out audits.

Meeting Attendance

During fiscal 2025, there were 10 meetings of the Board and each director attended all of the meetings of the Board except for Kevin Carter, who attended eight of the 10 meetings.

Although the Corporation does not have a formal policy with respect to Board members’ attendance at meetings of Shareholders, the Corporation does encourage Board members to attend. Each director attended last year’s annual meeting.

Committees of the Board of Directors

The Board has three standing committees: the audit committee of the Board (the “Audit Committee”), the compensation committee of the Board (the “Compensation Committee”), and the nominating and corporate governance committee of the Board (the “Nominating Committee”). The Board may also establish other committees from time to time to assist the Board. Written charters for each of the Audit Committee, Compensation Committee and Nominating Committee are available on the corporate governance section of the Corporation’s website (which is a subsection of the investors section of Corporation’s website) at the following address: https://quipthomemedical.com/investors/governance-documents/.

Audit Committee

The Audit Committee is a standing committee appointed by the Board. At present, the Audit Committee is comprised of three directors: Brian Wessel (Chair), Mark Greenberg and Kevin Carter. The Audit Committee met four times during fiscal year 2025, and each member attended all the meetings. Each member of the Audit Committee is independent within the meaning of Section 1.4 of the Canadian Securities Administrators’ National Instrument 52-110 - Audit Committees (“NI 52-110”) and pursuant to the Business Corporations Act (British Columbia) (the “BCBCA”), financially literate, as such term is defined in NI 52-110, as they have an understanding of the accounting principles used to prepare the Corporation’s financial statements, experience preparing, auditing, analyzing or evaluating comparable financial statements and experience as to the general application of relevant accounting principles, as well as an understanding of the internal controls and procedures necessary for financial reporting. In addition, each member of the Audit Committee is an independent director within the meaning of the rules of Nasdaq and meets the standards for independence required by U.S. securities law applicable to public companies, including Rule 10A-3 of the Exchange Act, with respect to Audit Committee members.

In addition, the Board has determined that Brian Wessel is qualified as an audit committee financial expert under the SEC’s rules and regulations and that each member of the Audit Committee has the requisite accounting and related financial management expertise under Nasdaq rules.

The Audit Committee operates under the Charter of the Audit Committee, pursuant to which the Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to the following: financial reporting and disclosure; ensuring that an effective risk management and financial control framework has been designed, implemented and tested by management of the Corporation; external audit processes; assisting the Board meet its responsibilities; providing better communication between the Board and external auditors; enhancing the independence of the external auditors; increasing the credibility and objectivity of financial reports; and strengthening the role of the Board by facilitating in-depth discussions among the Board, management and the external auditors regarding significant issues involving judgment and impacting quality controls and reporting.

Compensation Committee

The Compensation Committee is a standing committee appointed by the Board. The Compensation Committee comprises three directors: Kevin Carter (Chair), Mark Greenberg and Brian Wessel. The Compensation Committee met three times during fiscal year 2025, and each member attended all the meetings. Each member of the Compensation Committee is independent within the meaning of Section 1.4 of NI 52-110. In addition, each member of the Compensation Committee is an independent director within the meaning of Nasdaq rules and meets the standards for independence required by U.S. securities law applicable to public companies, including Rule 10C-1 of the Exchange Act with respect to Compensation Committee members.

The Compensation Committee operates under the Charter of the Compensation Committee, pursuant to which the Compensation Committee assists the Board in fulfilling its oversight responsibilities with respect to the following: reviewing and advising the Board concerning the Corporation’s overall compensation philosophy, policies and plans, including a review of both regional and industry compensation practices and trends; fixing the compensation level of the Chief Executive Officer and the Chief Financial Officer and advising on other executive officers of the Corporation, including developing compensation policies and practices that will attract and retain the highest quality executives; advising management on the composition of any peer group used for comparison purposes; annually reviewing and recommending to the Board the corporate goals and objectives applicable to the compensation of the Chief Executive Officer, evaluating at least annually the Chief Executive Officer’s performance in light of those goals and objectives, and determining and recommending to the Board the Chief Executive Officer’s compensation level based on this evaluation; reviewing and approving corporate and individual performance goals and objectives relevant to the compensation of all other executive officers, determining bases for and determining and approving the compensation for all other executive officers (including but not limited to salary, bonus, incentive compensation, equity awards, benefits and perquisites); reviewing, and making recommendations to the Board regarding incentive compensation plans and equity-based plans, and where appropriate or required, recommending for approval by the shareholders of the Corporation; administering, or overseeing the administration of, the Corporation’s incentive compensation plans and equity-based plans; reviewing and making recommendations to the Board regarding any employment agreements and any severance arrangements or plans, including any benefits to be provided in connection with a change in control, for the Chief Executive Officer and other executive officers, which includes the ability to adopt, amend and terminate such agreements, arrangements or plans; reviewing and discussing with management the annual public disclosure in the Corporation’s proxy statement and information circular or annual report on Form 10-K relating to executive compensation of the Corporation; reviewing and discussing with management the Corporation’s incentive compensation arrangements to determine whether they encourage excessive risk-taking, reviewing and discussing at least annually the relationship between risk management policies and practices and compensation, and evaluating compensation policies and practices that could mitigate any such risk; monitoring the Corporation’s compliance with applicable laws, regulations and rules relating to compensation arrangements for directors and executive officers; reviewing all director compensation and benefits for service on the Board and Board committees at least once a year and recommending any changes to the Board as necessary; overseeing, in conjunction with the Board, engagement with shareholders and proxy advisory firms on executive compensation matters; and reporting to the Board on the Compensation Committee’s activities on a regular basis.

In fulfilling its responsibilities under its Charter, the Compensation Committee may delegate its responsibilities, along with the authority to take action in relation to such responsibilities, to one or more subcommittees, officers, employees or a committee that includes one or more officers or employees of the Corporation, as the Compensation Committee may deem appropriate in its sole discretion, subject to applicable law, rules and regulations and the organizational documents of the Corporation.

Nominating and Corporate Governance Committee

The Nominating Committee is a standing committee appointed by the Board. At present, the Nominating Committee is comprised of three directors: Mark Greenberg (Chair), Kevin Carter and Brian Wessel. The Nominating Committee met once during fiscal year 2025, and each member attended the meeting.  All of the members of the Nominating Committee are independent, as such term is defined in NI 52-110. Each member of the Nominating Committee is an independent director within the meaning of Nasdaq rules.

The Nominating Committee will act on behalf of and subject to the direction of the Board in matters pertaining to corporate governance issues and new director nominees. The Nominating Committee operates under the Charter of the Nominating Committee pursuant to which the Nominating Committee will: develop and review on an ongoing basis the adequacy of the Corporation’s Corporate Governance Guidelines; develop and review a Code of Business Conduct and Ethics; oversee the Corporation’s corporate governance practices and procedures, and reviewing at least annually the Corporation’s compliance with Nasdaq and TSX corporate governance listing requirements and report to the Board regarding same; reviewing and recommending to the Board changes to the documents, policies and procedures in the Corporation’s corporate governance framework; assisting the Board in developing criteria for the evaluation of Board and committee performance; developing standards for determining whether a director has a relationship with the Corporation that would impair its independence; review the Board’s committee structure and composition and make recommendations regarding same; review any director resignation letter tendered in accordance with the Corporation’s director resignation policy set out in the Majority Voting Policy; develop and recommend to the Board for approval an executive officer succession plan; review and discuss with management disclosure of the Corporation’s corporate governance practices and to recommend that such disclosure be included in the Corporation’s proxy statement and information circular or annual report on Form 10-K as application; provide oversight of the Corporation’s environmental, social and governance (“ESG”) reporting and corporate citizenship matters; provide oversight of the Corporation’s policies and practices related to human capital management; review at least twice per year with management strategic issues and corporate actions related to ESG that may affect the business operations, performance or public image of the Corporation; develop, determine and recommend to the Board for its approval criteria to considered in selecting nominees; identify an select, or recommend to the Board, nominees for each election of directors; consider nominations of director candidates validly made by the Corporation’s shareholder under applicable law and the Corporation’s constating documents; review and make recommendations to the Board concerning qualifications, appointment and removal of committee members; and identify and make recommendations to the Board regarding the selection and approval of candidates to fill any vacancies on the Board and/or any Board committee either by election by shareholders or appointment by the Board.

While the Board has not adopted a written policy concerning Board diversity, the Board believes that diversity along multiple dimensions, including gender, race, ethnicity and professional expertise and experience, is important in providing the necessary range of perspectives required to achieve objectives. The Board recognizes that gender diversity is a significant aspect of diversity.

At this time, the Corporation has not adopted a target regarding women or underrepresented minorities on the Board as the Board believes that arbitrary targets are not in the best interests of the Corporation or its shareholders. The Board is committed to nominating the best individuals to be elected as directors.

The Corporation does not have a retirement policy and does not discriminate based on age. Similarly, the Board has not adopted a term limit for directors or established a formal process for the renewal of Board membership. The Board is of the view that the imposition of arbitrary director term limits may diminish the benefits derived from continuity amongst members and their familiarity with the Corporation and the industry in which it operates, and could unnecessarily expose the Corporation to losing experienced and valuable talent. The Board’s renewal process is built around the concept of performance management. Performance management is based on assessments of the Board and the individual directors, as discussed in more detail under “Assessments” below.

Compensation

For the fiscal year ended September 30, 2025, the Compensation Committee carried out the evaluation of the Chief Executive Officer and Chief Financial Officer and developed the appropriate compensation policies for both the executive officers of the Corporation and the directors of the Corporation. To determine appropriate compensation levels, the directors reviewed compensation paid to directors, the chief executive officer, and the chief financial officer of companies of similar size and stage of development in the healthcare industry and determined an appropriate compensation, reflecting the need to provide incentive and compensation for the time and effort expended by the directors and senior management, while taking into account the financial and other resources of the Corporation. In setting compensation levels, the Compensation Committee reviews the performance of the Chief Executive Officer and Chief Financial Officer in light of the Corporation’s objectives and considers other factors that may have impacted the success of the Corporation in achieving its objectives. The Compensation Committee may engage independent compensation advice in order to fulfill its mandate.

Assessments

The directors believe that nomination to the Board is not open-ended and that directorships should be reviewed carefully for alignment with the strategic needs of the Corporation. To this extent, the directors regularly review (i) individual director performance and the performance of the Board as a whole, including processes and effectiveness; and (ii) the performance of the Chairman, if any, of the Board.

The Nominating Committee assists the Board in ensuring that an appropriate system is in place to evaluate the effectiveness of the Board, the Board committees and individual directors, with a view to ensuring that they are fulfilling their respective responsibilities and duties and working effectively together as a unit.

The Nominating Committee informally monitors director performance throughout the year (noting particularly any directors who have had a change in their primary job responsibilities or who have assumed additional directorships since their last assessment) to ensure that the Board, the Board committees and individual directors are performing effectively. From time to time the Nominating Committee may also choose to complete a formal assessment process consisting of completion of a written survey by each member of the Board, on request, conducting one-on-one discussions in order to assess such matters as the composition of the Board, the conduct of and agendas for meetings of the Board and its committees, and the role and impact of the Board.

Communications with the Board of Directors

Shareholders may communicate with the Board, any of the Board committees, non-employee directors as a group and individual directors by submitting their communications in writing to Quipt Home Medical Corp., 1019 Town Drive, Wilder, Kentucky 41076, Attn: Corporate Secretary. Any communication must contain the following:

●	a representation that the shareholder is a holder of record of the Corporation’s capital stock;

●	the name and address, as they appear on the Corporation’s books, of the shareholder sending the communication; and
●	the number of shares of the Corporation’s capital stock that are beneficially owned by such shareholder.

The Corporation’s Corporate Secretary will distribute such communications to the intended recipient upon receipt, unless the communication is unduly hostile, threatening, illegal or otherwise inappropriate, in which case the Corporate Secretary has the authority to discard the communication or to take appropriate legal action regarding the communication.

Board Leadership Structure

The Board appoints the Chairman of the Board after considering the recommendation of the Nominating Committee. The Chairman is not required to be an independent director. Our constating documents and policies do not prevent our Chief Executive Officer or another employee that serves on the Board from also serving as our Chairman. However, if the Chairman is not an independent director, the Board must appoint an independent director to serve as the Board’s “Lead Independent Director.” The Board evaluates its leadership structure and elects the Chairman based on the criteria it deems to be appropriate and in the best interests of the Corporation and its shareholders, given the circumstances at the time of such election. The primary responsibilities of the Lead Independent Director include presiding at all meetings of the Board at which the Chairman of the Board is not present, including executive sessions of the non-management directors, and serving as a liaison between the Chairman of the Board and/or the Chief Executive Officer and the independent directors. The Lead Independent Director also has the authority to call meetings of the independent directors or non-management directors of the Board or meetings of the Board.

Currently, our Chairman is Gregory Crawford, who is our Chief Executive Officer, and our Lead Independent Director is Mark Greenberg.

The Board believes that this leadership structure, which combines the Chairman and Chief Executive Officer roles and has an independent director serving as the Lead Independent Director, is appropriate at this time. The Board believes its current leadership structure best serves the objectives of the Board’s oversight of management, the Board’s ability to carry out its roles and responsibilities on behalf of the Corporation’s shareholders and the Corporation’s overall corporate governance.

All of the members of the Audit Committee, Compensation Committee and Nominating Committee are independent as further described below. The independent directors have the opportunity, at their discretion, to hold ad hoc meetings that are not attended by management and non-independent directors.

The Board believes that adequate structures and processes are in place to facilitate the functioning of the Board independently of the Corporation’s management. The independent directors met together without management present four times during fiscal 2025. The Board committee meetings give the independent directors the opportunity for open and frank discussions on all matters they consider relevant, including an assessment of their own performance. In addition, the Audit Committee meets periodically with the Corporation’s auditors without management present. Accordingly, the Board believes that there is adequate leadership by the independent directors.

Meetings of Independent Directors

The independent directors of the Board may, upon request, meet in executive session at any meeting of the Board. The independent directors regularly meet in executive sessions outside the presence of non-independent directors concurrently with general meetings of the Board. During fiscal 2025, the independent directors held executive sessions at each of the ten Board meetings.

Board’s Role in Risk Oversight

The Board oversees the Corporation’s management and, with the assistance of management, is actively involved in oversight of risks that could affect the Corporation. The Board engages in the oversight of risk in various ways, including (i) reviewing and approving management’s operating plans and considering any risks that could affect operating results;

(ii) reviewing the structure and operation of the Corporation’s various departments and functions; and (iii) in connection with the review and approval of particular transactions and initiatives, reviewing related risk analyses and mitigation plans.

The Board has also delegated certain risk oversight responsibility to committees of the Board as follows: (i) the Audit Committee meets periodically with management to discuss the Corporation’s process for assessing and managing risks, including the cybersecurity risks faced by the Corporation and the Corporation’s major financial risk exposures and the steps management has taken to monitor and control such exposures; and (ii) the Compensation Committee reviews the Corporation’s incentive compensation arrangements to determine whether such arrangements encourage excessive risk-taking and discusses, at least annually, the relationship between risk management policies and practices and compensation. The Corporation’s management regularly reports to the full Board and, as appropriate, the committees of the Board regarding enterprise risk that the Corporation must mitigate and manage.

Directorships

No directors and prospective directors of the Corporation are presently directors of other entities that are reporting issuers (or the equivalent) in Canada or the United States.

Board Mandate

Due to the relative small size of the Board (currently only four members), the Board has not adopted a written mandate and is able to stay in close contact with each other and management of the Corporation to ensure they are kept abreast of transactions and material events to provide the necessary guidance and approvals. The duties and responsibilities of the Board are to supervise the management of the business and affairs of the Corporation and to act with a view toward the best interests of the Corporation. The Board delegates day-to-day management of the Corporation to executive officers, relying on them to keep it apprised of all significant developments affecting the Corporation. In discharging its mandate, the Board is responsible for the oversight and review of the development of, among other things, the following matters: the strategic planning process of the Corporation; identifying the principal risks of the Corporation’s business and ensuring the implementation of appropriate systems to manage these risks; succession planning, including appointing, training and monitoring senior management; and the integrity of the Corporation’s internal control and management information systems. The Board also has the mandate to assess the effectiveness of the Board as a whole, its committees and the contribution of individual directors. The Board discharges its responsibilities directly and through its committees.

Position Descriptions

The Corporation has not formally developed a position description for the Chief Executive Officer, Chairman of the Board or the Chairman of each Board committee. The Board is satisfied that each of the Chief Executive Officer, Chairman of the Board or the Chairman of each Board committee are fully aware of their responsibilities and those matters which are within their mandates.

Members of the Board meet regularly with the Chief Executive Officer to discuss the activities of the Corporation, the direction of the Corporation and role and responsibilities of the Chief Executive Officer. Board consideration and approval is also required for all material contracts and business transactions and all debt and equity financing proposals.

Orientation and Continuing Education

While the Corporation does not currently have a formal orientation and education program for new members of the Board, the Corporation provides such orientation and education on an ad hoc and informal basis.

Code of Business Conduct and Ethics

The Corporation has adopted a written Code of Business Conduct and Ethics (the “Code”) that applies to all employees, contractors, consultants, officers and directors of the Corporation, including the Corporation’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The Code contains general guidelines for conducting the business of the Corporation, consistent with high standards of business ethics. The Code has been filed under the Corporation’s profile on SEDAR+ www.sedarplus.com and is available on the Corporation’s website at https://quipthomemedical.com/investors/governance-documents/. If the Corporation makes any substantive amendments to, or grant any waivers from, the Code for any officer or director, it will disclose the nature of such amendment or waiver on its website or in a current report on Form 8-K within four business days of such amendment or waiver.

The Code is designed to promote:

◾	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest;
◾	avoidance of conflicts of interest with the interests of the Corporation;
◾	confidentiality of corporate information;
◾	protection and proper use of corporate opportunities;
◾	compliance with applicable governmental laws, rules and regulations, including insider trading laws;
◾	the prompt internal reporting of any violations of the Code to an appropriate person or person identified in the Code; and
◾	accountability for adherence to the Code.

The Code sets the minimum standards expected to be met or exceeded in all business and dealings of the Corporation, and provides guidelines to help address new situations. The directors maintain that the Corporation must conduct and be seen to conduct its business dealings in accordance with all applicable laws and the highest ethical standards. The Corporation’s reputation for honesty and integrity amongst its shareholders and other stakeholders is key to the success of its business. No employee or director will be permitted to achieve results through violation of laws or regulations, or through unscrupulous dealings.

The Code includes a “whistleblowing” provision establishing a procedure for the Corporation to receive confidential and anonymous concerns and/or complaints regarding a reportable behavior, as well as procedures to investigate, escalate, report and address allegations of reportable behavior received by the Corporation.

Any director with a conflict of interest or who is capable of being perceived as being in conflict of interest with respect to the Corporation must abstain from discussion and voting by the Board or any committee of the Board on any motion to recommend or approve the relevant agreement or transaction. The Board must comply with conflict of interest provisions of the BCBCA.

Insider Trading Arrangements and Policies

The Corporation has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers and employees, as well as by the Corporation itself. The Corporation believes these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. Our insider trading policy is included as Exhibit 19 to our Original Form 10-K.

Hedging Policy

The Corporation’s insider trading policy prohibits its directors, officers, employees and consultants, and their family members and entities over which such individuals have or share voting or investment control or otherwise exercise direction or control, from entering into hedging or monetization transactions or similar arrangements with respect to Corporation’s securities. The policy also prohibits such persons from entering into the following transactions: selling the Corporation’s securities short, buying or selling puts or calls or other derivative securities on the Corporation’s securities, holding Corporation securities in a margin account or pledging Corporation securities as collateral for a loan. In addition, the policy is intended to ensure compliance with all applicable insider trading rules relating to the Corporation’s securities.

Clawback Policy

In 2023, the Corporation adopted a policy for recovery of erroneously awarded incentive compensation (the “Clawback Policy”) as required by Rule 10D-1 of the Exchange Act and the Nasdaq listing standards adopted pursuant to Rule 10D-1. The Corporation’s Clawback Policy requires the clawback of erroneously paid incentive-based compensation paid to current and former executive officers in the event of a restatement of the Corporation’s financial statements (without regard to the fault of the executive). Restatements that trigger such recoupment include restatements due to material noncompliance with any financial reporting requirement applicable to the Corporation under the federal securities laws, including required restatements to correct an error in previously issued financial statements that is material to the previously issued financial statements or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. Except in very limited circumstances, in the event of such a restatement, the Clawback Policy requires the recoupment of incentive-based compensation paid to the executive officer in excess of the amount that would have been paid if the amount of such incentive-based compensation had been based on the restated financial statements.

Information About Our Executive Officers

Set forth below is a brief description of the business experience of each of our executive officers, with the exception of Gregory Crawford, whose biography is listed above with the directors’ biographies.

Executive Officer: Hardik Mehta

Position: Chief Financial Officer

Age: 44

Present positions and offices with the Corporation, principal occupations during the past five years:

Hardik Mehta joined the Corporation as Chief Financial Officer in February 2018. Prior to becoming Chief Financial Officer, Mr. Mehta worked as a finance professional and an investment banker at investment banking and advisory firm, Silverstone Capital Advisors for nearly ten years. Mr. Mehta has significant acquisition, transaction finance, accounting and negotiating experience. Mr. Mehta has been an advisor on more than 30 M&A and funding transactions, including buy-side transactions, in which he oversaw quality of earnings analysis, due diligence and post-transaction integration planning. Additionally, Mr. Mehta has developed a deep understanding and has mastered both financial and operational aspects of the HME/DME industry. He has also worked on multiple M&A transactions in these industries. Mr. Mehta has extensive experience in capital markets and excels in financial planning and analysis. He holds an undergraduate degree in engineering and an MBA in finance from the Lindner Graduate School of Business at the University of Cincinnati.

Executive Officer: Thomas Roehrig

Position: Chief Accounting Officer

Age: 60

Present positions and offices with the Corporation, principal occupations during the past five years:

Thomas Roehrig has been Executive Vice President, Finance since he joined the Corporation in August 2019. Mr. Roehrig was named Chief Accounting Officer of the Corporation in September 2024. Mr. Roehrig is a Certified Public Accountant in the state of Ohio and has over 35 years of accounting, finance, and operations experience, including Chief Accounting Officer at Dayton Superior Corporation from 1998 to 2018, and 10 years in public accounting. Mr. Roehrig has participated in over 30 acquisitions and over 10 capital market transactions. He holds an undergraduate degree in accounting from the University of Dayton.

Executive Officer: Patrick Gamble

Position: Executive Vice President, Operations

Age: 62

Present positions and offices with the Corporation, principal occupations during the past five years:

Patrick Gamble has been Executive Vice President, Operations of the Corporation since June 2024. From January 2023 to June 2024, he served as Senior Director of Sales and Operations of the Corporation. Prior to that, Mr. Gamble led a team of over 280 employees responsible for sales and operations at Great Elm Healthcare, a multi-state RT/Complex Rehab/Sleep Lab company with revenues in excess of $60M, which the Corporation acquired in January 2023. Mr. Gamble began as Regional Manager at Great Elm from January 2020 until July 2021, then Director of Sales and Operations until October 2022 and then Senior Director of Sales and Operations until January 2023. Prior to Great Elm, Mr. Gamble was an area manager at Preferred Homecare, from May 2014 to December 2019, a multi-site RT/DME-Complex Rehab company with area revenues in excess of $75M.

Executive Officer: David Bachelder

Position: Executive Vice President, Operations

Age: 64

Present positions and offices with the Corporation, principal occupations during the past five years:

David Bachelder has been Executive Vice President, Operations since he joined the Corporation in September 2021. Prior to joining the Corporation, Mr. Bachelder served as Region Vice President of Operations of Preferred Homecare from July 2014 to September 2021. Mr. Bachelder has a proven ability to achieve optimal performance, compliance and budgeting across large volume multi-state operations. Over his 30-year career, he has held executive roles in sales and operations with both national and regional providers of respiratory, DME and complex rehab. Mr. Bachelder has managed multiple acquisition integrations and de novo start-ups. Mr. Bachelder holds a Business Administration degree in Marketing and General Business from Western Michigan University, and an Assistive Technology Professional (ATP) certification from RESNA. Mr. Bachelder serves as a committee member at both RESNA and AA Homecare.

Executive Officer: Mark Miles

Position: Chief Compliance Officer

Age: 44

Present positions and offices with the Corporation, principal occupations during the past five years:

Mr. Miles has served as the Chief Compliance Officer (CCO) of the Corporation since March 2024. In his role as CCO, Mr. Miles oversees the Corporation’s comprehensive compliance program, ensuring adherence to regulatory requirements and industry standards. Prior to beginning his role as CCO, Mr. Miles served as the VP of Information Technology of the Corporation from May 2018 to March 2024.

Mr. Miles’ career with the Corporation spans over 15 years, with leadership in a variety of roles. He began his tenure with the Corporation as a driver, followed by positions including Warehouse Manager, Assistant Branch Manager and Branch Manager. Leveraging his operational experience, Mr. Miles transitioned into the Corporation’s Information Technology (IT) department, where he played a key role in driving technological advancements, integrating new platforms, and streamlining systems to support the Corporation’s expansion. His depth of operational and technological expertise, combined with his formal education in Legal Studies, enable him to navigate the complex regulatory and legal landscape integral to his role. As CCO, Mr. Miles continues to champion operational efficiency and risk management, focusing on enhancing the Corporation’s internal control environment and fostering a proactive approach to compliance. Mr. Miles has been a Certified HIPAA Professional (CHP) since July 2020.

Item 11. Executive Compensation

Compensation

During the fiscal year ended September 30, 2025, the Corporation’s executive compensation program was administered by the Compensation Committee. The Corporation’s executive compensation program has the objectives of attracting and retaining a qualified and cohesive group of executives, motivating team performance and aligning the interests of executives with the interests of the Corporation’s shareholders through a package of compensation that is simple and easy to understand and implement. Compensation under the program was designed to achieve both current and longer-term goals of the Corporation and to optimize returns to shareholders. In addition, in order to further align the interests of executives with the interests of the Corporation’s shareholders, the Corporation has implemented share ownership incentives through its equity compensation plans, including the Quipt 2024 Equity Incentive Plan (the “2024 EIP”). The Compensation Committee believes that the Corporation’s overall compensation objectives are in line with its peer group of healthcare companies, which similarly provide for opportunities to participate in equity ownership.

The main components of the Corporation’s executive compensation program are as follows: (i) base salary (fixed cash amount), (ii) short-term performance incentives (variable cash bonuses), (iii) future transaction incentives (change of control retention bonuses), and (iv) a broad range of long-term “at risk” equity-based incentives under the 2024 EIP.

In determining the total compensation of any member of senior management, the Compensation Committee considers all elements of compensation in total rather than one element in isolation. The Compensation Committee also examines the competitive positioning of total compensation and the mix of fixed, incentive and share-based compensation.

Compensation Governance

The purpose of the Compensation Committee is to assist the Board in monitoring, reviewing and approving compensation policies and practices of the Corporation and administering the Corporation’s security compensation plans.

For the fiscal year ended September 30, 2025, the Compensation Committee carried out the evaluation of the Chief Executive Officer and Chief Financial Officer and developed the appropriate compensation policies for both the executive officers of the Corporation and the directors of the Corporation. To determine appropriate compensation levels, the Compensation Committee reviewed compensation paid to directors, chief executive officers, and chief financial officers of companies of similar size and stage of development in the healthcare industry and determined an appropriate compensation package, reflecting the need to provide incentive and compensation for the time and effort expended by the directors and senior management while taking into account the financial and other resources of the Corporation. In setting compensation levels, the Compensation Committee reviews the performance of the Chief Executive Officer and Chief Financial Officer in light of the Corporation’s objectives and considers other factors that may have impacted the success of the Corporation in achieving its objectives.

The Compensation Committee may engage independent compensation advice in order to fulfill its mandate. During the fiscal year ended September 30, 2025, the Compensation Committee engaged Compensia, Inc., an independent compensation consultant, to provide information, recommendations, and other advice relating to director and executive compensation on an ongoing basis. Compensia, Inc. serves at the discretion of the Compensation Committee.

Summary Compensation Table

The table below sets forth the information concerning the compensation paid to, or earned by, our Chief Executive Officer, Chief Financial Officer, and our next most highly compensated executive officer during the fiscal years ended September 30, 2025 and 2024 (collectively, our “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Share-based Awards(1) ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compen-sation ($)	Total ($)
Gregory Crawford Chief Executive Officer	2025	724,018	-(3)	2,286,043	-	-	-	33,115(4)	3,043,176
	2024	680,725	-(3)	-	-	-	-	31,381(5)	712.,106
Hardik Mehta Chief Financial Officer	2025	613,741	-(3)	838,575	-	-	-	21,641(6)	1,473,957
	2024	576,989	-(3)	-	-	-	-	20,192(7)	597,181
Thomas Roehrig(2) Chief Accounting Officer	2025	243,128	-(3)	268,659	-	-	-	18,204(8)	529,991
	2024	231,000	-(3)	-	-	-	-	18,135(9)	249,135
(1)	Represents the grant date fair value of restricted stock units (“RSUs”) granted to our Named Executive Officers. Calculated based on the number of RSUs granted multiplied by the closing price of a Common Share on the TSX on the date of grant and converted into USD based on the Bank of Canada daily exchange rate as of the last business day of the fiscal year of the grant.
(2)	Mr. Roehrig has been Executive Vice President, Finance since he joined the Corporation in August 2019, and he was named Chief Accounting Officer of the Corporation in September 2024.

(3)	The amount of discretionary cash bonuses awarded for the fiscal year ended September 30, 2025 is not calculable through the date of this proxy statement. The amount of discretionary cash bonuses earned for the fiscal year ended September 30, 2025, if any, to be paid in 2026 is expected to be determined in a subsequent period. Once such bonuses, if any, are determined, such amounts will be disclosed in a filing under Item 5.02(f) of Form 8-K. No discretionary cash bonuses were paid to our Named Executive Officers for the fiscal year ended September 30, 2024.
(4)	Other compensation for Mr. Crawford during the year ended September 30, 2025 was comprised of a matching contribution by the Corporation under the 401(k) plan of $13,800 and use of a company vehicle with the incremental cost to the Corporation of $19,315.
(5)	Other compensation for Mr. Crawford during the year ended September 30, 2024 was comprised of a matching contribution by the Corporation under the 401(k) plan of $13,800 and use of a company vehicle with the incremental cost to the Corporation of $17,581
(6)	Other compensation for Mr. Mehta during the year ended September 30, 2025 was comprised of a matching contribution by the Corporation under the 401(k) plan of $13,800 and use of a company vehicle with the incremental cost to the Corporation of $7,841.
(7)	Other compensation for Mr. Mehta during the year ended September 30, 2024 was comprised of a matching contribution by the Corporation under the 401(k) plan of $13,800 and use of a company vehicle with the incremental cost to the Corporation of $6,392.
(8)	Other compensation for Mr. Roehrig during the year ended September 30, 2025 was comprised of a matching contribution by the Corporation under the 401(k) plan of $12,204 and a vehicle allowance of $6,000.
(9)	Other compensation for Mr. Roehrig during the year ended September 30, 2024 was comprised of a matching contribution by the Corporation under the 401(k) plan of $12,135 and a vehicle allowance of $6,000.

Narrative Disclosure to Summary Compensation Table

Base Salary. During the fiscal year ended September 30, 2025, the base salary for each Named Executive Officer was reviewed and established near the beginning of the fiscal year. Base salaries were established taking into consideration the Named Executive Officer’s personal performance and seniority, comparability within industry norms, and contribution to the Corporation’s growth and profitability. The Compensation Committee believes that a competitive base salary is an imperative element of any compensation program that is designed to attract talented and experienced executives.

Option and Share-Based Awards. An important part of the Corporation’s compensation program is to offer the opportunity and incentive for executives and staff to own Common Shares of the Corporation. We believe that ownership of Common Shares of the Corporation will align the interests of executives and future staff with the interests of the Corporation’s shareholders. We believe that the use of equity-based compensation as part of a competitive total compensation package for employees in certain roles also allows the Corporation to offer lower base salaries, thereby lowering its fixed cash compensation costs. With a view to extending the cash resources that the Corporation has available, it is important for the Corporation to be prudent in the management of its fixed cash expenses across all areas of operations, including in the area of employee compensation.

Option and share-based awards are not granted on a regular schedule but rather as compensation is reviewed by the Compensation Committee from time to time. When reviewing awards, consideration is given to the total compensation package of the executives and staff and a weighting of appropriate incentives groupings at the senior, mid and junior levels of the staff including past grants. At the time of any award, consideration is also given to the available pool of shares remaining under the Corporation’s equity incentive plan for new positions being contemplated by the Corporation.

Awards are currently granted under the 2024 EIP. A description of the 2024 EIP is included below under “Incentive Plans.”

Bonus Framework. During the fiscal year ended September 30, 2025, at the discretion of the Compensation Committee, executives were provided with annual cash incentive bonuses based on annual financial performance and, at its discretion, the achievement of other financial and non-financial goals.

Retirement Benefits. The Corporation does not currently maintain a defined benefit pension plan or a nonqualified deferred compensation plan providing for retirement benefits to our Named Executive Officers. Certain of our Named Executive Officers currently participate in our 401(k) plan and are eligible for matching of up to 4% of base salary.

Group Benefits. The Corporation offers a group benefits plan, which includes medical benefits. The group benefits plan is available to all full-time employees who choose to enroll, including officers of the Corporation.

Perquisites and Personal Benefits. While the Corporation reimburses its Named Executive Officers for expenses incurred in the course of performing their duties as executive officers of the Corporation, during the fiscal year ended September 30, 2025, the Corporation did not provide any compensation that would be considered a perquisite or personal benefit to its Named Executive Officers, other than the use of a company vehicle for Mr. Crawford and Mr. Mehta with the incremental cost to the Corporation of $19,315 and $7,841, respectively, and a vehicle allowance of $6,000 for Mr. Roehrig.

Incentive Plans

2024 EIP

On February 14, 2024, the Board approved the 2024 EIP which became effective on March 27, 2024 upon shareholder approval, pursuant to which the Corporation is able to issue share-based long-term incentives. The 2024 EIP is substantially the same as the 2021 Equity Incentive Plan of the Corporation, which became effective following shareholder approval on May 3, 2021 (the “2021 EIP”), but has been updated to reflect the Corporation’s uplisting to the Toronto Stock Exchange (the “TSX”) from the TSX Venture Exchange and is intended to replace the 2021 EIP. The 2021 EIP had replaced the Corporation’s former amended and restated fixed number stock option plan (and its predecessors) (collectively, the “2019 Option Plan”) and its restricted share unit and deferred share unit plan (the “2017 RSU/DSU Plan”, and together with the 2019 Option Plan and the 2021 EIP, the “Predecessor Plans”). The 2024 EIP is administered by the Compensation Committee. All directors, officers, employees, and service providers of the Corporation and/or its affiliates are eligible to receive awards under the 2024 EIP (“Participants”), subject to the terms of the 2024 EIP. Awards under the 2024 EIP include Common Share purchase options (“Options”), stock appreciation rights (“Stock Appreciation Rights”), restricted share awards (“Restricted Share Awards”), Restricted Share Bonuses, Restricted Share Units (“RSUs”), performance shares (“Performance Shares”), performance units (“Performance Units”), cash-based awards (“Cash-Based Awards”) and other share-based awards (collectively, the “Awards”). Upon the 2024 EIP becoming effective, no future awards or grants were made under the 2021 EIP or any Predecessor Plans..

Pursuant to the 2024 EIP, the maximum number of Common Shares that may be available and reserved for issuance pursuant to Awards, at any time, under the 2024 EIP, together with any other security based compensation arrangements adopted by the Corporation, including the Predecessor Plans, shall not exceed 8,420,494 Common Shares. The maximum amount of the foregoing Common Shares that may be awarded under the 2024 EIP as “Incentive Stock Options” (as defined in the 2024 EIP) shall not exceed 8,420,494 Common Shares.

A summary and copy of the 2024 EIP is included in the Corporation’s management information circular dated February 14, 2024, as filed on SEDAR+ on February 27, 2024 and as Exhibit 10.8 to the Corporation’s Annual Report on Form 10-K filed on EDGAR on December 16, 2024.

For the year ended September 30, 2025, grants in respect of 2,903,753 Common Shares were awarded under the 2024 EIP.

Employment Arrangements and Potential Payments upon Termination or Change in Control of the Corporation

Except as set forth below, as at the end of the Corporation’s most recently completed fiscal year (September 30, 2025) the Corporation had not entered into any contract, agreement, plan or arrangement that provides for payments to any Named Executive Officer at, following or in connection with any termination (whether voluntary, involuntary or constructive), resignation, retirement, a change in control of the Corporation or a change in such Named Executive Officer’s responsibilities.

Each of Greg Crawford, the Chief Executive Officer of the Corporation, and Hardik Mehta, the Chief Financial Officer of the Corporation, are party to respective employment agreements (each, an “Employment Agreement”) with QHM Holdings Inc. (“QHM”), a wholly-owned subsidiary of the Corporation, pursuant to which QHM agreed to employ each of the respective executives for an initial period of three years (the “Initial Term”) effective January 1, 2025. Each Employment Agreement shall renew automatically for additional one-year terms (each, a “Renewal Term” and, together with the Initial Term, the “Term”) upon the expiration of the Initial Term and/or Renewal Term, as applicable thereafter, unless earlier terminated in accordance with its terms.

The initial base salary of each of Mr. Crawford and Mr. Mehta under his respective Employment Agreement is $736,160 and $624,000, respectively, during the first year of the Term, subject to a minimum increase of 7% each year throughout the Term. In addition to the base salary, each officer may be eligible to receive an annual discretionary bonus in an amount up to 100% of his respective base salary, contingent upon such officer’s continued employment through the end of the calendar year and timely completion of a self-assessment for such calendar year, along with achievement of specific performance targets set by the Compensation Committee, and the overall performance of QHM and its affiliates (the “Executive Bonus”). Further, each Employment Agreement provides that QHM shall pay to the applicable officer a “Retention Bonus” (as such term is defined in his respective Employment Agreement) in connection with the consummation of any change of control transaction (a “Transaction”). If the officer’s employment is terminated without “Cause” by QHM or with “Good Reason” (as each such term is defined in his respective Employment Agreement) within 60 days prior to the consummation of a Transaction, he will be entitled to receive a Retention Bonus in an amount equal to his then-existing base salary upon execution of a release of claims. If the applicable officer remains employed up to and until the consummation of a Transaction and the purchaser in such Transaction does not offer the officer continued employment in a commensurate role with commensurate salary and benefits and with no relocation requirement, the officer shall be entitled to a Retention Bonus in an amount equal to his then-existing base salary. If the applicable officer remains employed up to and until the consummation of a Transaction and the purchaser in such Transaction offers the officer continued employment in a commensurate role with commensurate salary and benefits and with no relocation requirement and the officer accepts such offer after consummation of the Transaction, the officer shall be entitled to receive a Retention Bonus equal to 25% of his then-existing base salary, subject to a potential additional Retention Bonus (of the same amount) depending on his tenure and termination basis as set forth in the applicable Employment Agreement. If the applicable officer remains employed up to and until the consummation of a Transaction and the purchaser offers the officer continued employment in a commensurate role with commensurate salary and benefits and with no relocation requirement and the officer refuses to accept such offer, the officer shall be entitled to receive a Retention Bonus equal to 25% of his then-existing base salary. If the applicable officer is terminated for “Cause” or resigns without “Good Reason” prior to the consummation of a Transaction, such officer shall not receive a Retention Bonus.

Further, each Employment Agreement provides that in the event of termination for any or no reason, QHM shall pay to the applicable officer any compensation that was earned but not paid through the termination date, a monetary amount equal to the value of any accrued, but unused, vacation and any reimbursable expenses incurred but un-reimbursed on the termination date (collectively, the “Final Compensation”). If an officer is terminated without “Cause” or for “Good Reason,” then, in addition to the Final Compensation, such officer is also entitled to a severance payment equal to his base salary due for a 12-month period, less applicable deductions and withholdings, his full Executive Bonus for the then-current year, and a payment intended to account for premiums associated with health insurance coverage for a period of 12 months, in each case, upon his execution and delivery of a full release from liability to QHM.

In addition, the Board approved the payment of a cash transaction completion bonus in the amount of $912,500 to Mr. Mehta, payable upon successful completion of the Arrangement (as defined below) at the effective time.

Further, Thomas Roehrig, the Chief Accounting Officer of the Corporation, is a party to a retention bonus agreement with QHM, dated March 31, 2025 (the “Retention Bonus Agreement”). The Retention Bonus Agreement provides for a “Retention Bonus” payable to Mr. Roehrig under the same terms and conditions as set forth in the Employment Agreements and described above for Mr. Crawford and Mr. Mehta.

The 2024 EIP provides that, subject to the limitations of applicable law, including the restrictions of Section 409A of the United States Internal Revenue Code, as amended, the Board may provide for the acceleration of vesting or settlement of any or all outstanding awards upon such terms and to such extent as it determines, including upon a change in control and any termination of the service of any participant (including a Named Executive Officer) prior to, upon, or following any such change in control, and to such extent as the Board may determine. In addition, the 2024 EIP provides the Board with discretion, subject to the provisions thereof, to accelerate, continue, extend or defer the exercisability or vesting of any award or any shares acquired pursuant thereto, including with respect to the period following the termination of service of a participant (including a Named Executive Officer) with the Corporation.

Outstanding Equity Awards at September 30, 2025

The following table sets forth information regarding outstanding option awards and unvested RSU awards held by our Named Executive Officers as of September 30, 2025.

	Option Awards					Share-Based Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)(1)	Option expiration date	Number of shares or units of shares that have not vested(2) (#)	Market or payout value of share- based awards that have not vested(3) ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Gregory Crawford	581,000(4)	-	-	1.08	May 20, 2031	702,500	1,832,220	-	-
	75,000	-	-	6.09	May 20, 2031
Hardik Mehta	60,000	-	-	6.09	May 20, 2031	257,511	672,104	-	-
Thomas Roehrig	50,000	-	-	2.38	September 16, 2029	15,750	215.325	-	-
	50,000	-	-	6.09	May 20, 2031
	15,000	5,000(5)	-	5.96	February 20, 2033
(1)	The exercise prices for these option awards are denominated in CAD, and are converted into USD as of September 30, 2025 at a conversion rate of 1 USD per 1.3921 CAD.
(2)	The restricted share units (“RSUs”) will vest in equal amounts on December 23, 2025, March 23, 2026, June 23, 2026, September 23, 2026, December 23, 2026, and March 23, 2027.
(3)	Market value is calculated based on the closing price of a Common Share on Nasdaq of $2.61 on September 30, 2025, the last trading day of our fiscal year.
(4)	Mr. Crawford exercised these options on December 5, 2025.
(5)	Options to purchase 2,500 Common Shares will vest on each of November 20, 2025 and February 20, 2026.

Director Compensation

During the fiscal year ended September 30, 2025, the compensation of the directors of the Corporation was determined by the Compensation Committee. Mr. Crawford is also an officer and employee of the Corporation and receives no additional remuneration for serving as a director (including in his role, if applicable, serving as the Chair of the Board, or as the Chair or a member of a Board committee).

Compensation of Directors

The following table sets forth all compensation provided to each of the directors of the Corporation during the fiscal year ended September 30, 2025 (other than a director who is a Named Executive Officer, whose disclosure with respect to compensation is set forth above).

Name	Fees earned or paid in cash ($)	Share-based Awards(1) ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mark Greenberg	150,000	516,567	-	-	-	-	666,567
Kevin Carter	40,000	426,843	-	-	-	-	466,873
Brian Wessel	80,000	447,280	-	-	-	-	527,280

(1)	Represents the grant date fair value of RSUs granted to our directors. Calculated based on the number of RSUs granted multiplied by the closing price of a Common Share on the TSX on the date of grant and converted into USD based on the Bank of Canada daily exchange rate as of the last business day of the fiscal year of the grant.

Mr. Greenberg received a total cash fee in the amount of $150,000 for his service on the Board, the Audit Committee and the Compensation Committee during fiscal year 2025, with no splits on the allocation of such fee. Mr. Carter received a total cash fee in the amount of $40,000 for his service on the Board, the Audit Committee and the Compensation Committee during fiscal year 2025, with no splits on the allocation of such fee. Mr. Wessel received a cash fee in the amount of  $70,000 for his service on the Board, the Audit Committee and the Compensation Committee during fiscal year 2025, with no splits on the allocation of such fee. In addition, Mr. Wessel received an additional $10,000 cash fee for his service as Audit Committee Chair during fiscal year 2025, for a total cash fee of $80,000 for fiscal year 2025.

Independent directors do not receive meeting fees but are reimbursed for travel and miscellaneous expenses to attend meetings and activities of the Board or its committees.

The table below shows the aggregate number of outstanding option awards (exercisable and unexercisable) and share-based awards held as of September 30, 2025 by each director (other than a director who is a Named Executive Officer).

Name	Share-Based Awards	Option Awards
Mark Greenberg	236,629	488,750
Kevin Carter	185,392	56,625(1)
Brian Wessel	197,260	75,000

(1)	50,000 of these options expired on December 7, 2025.

Policies and Practices Related to the Grant of Certain Equity Awards

The Corporation does not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of its Common Shares, and does not time the public release of such information based on award grant dates. During the last completed fiscal year, the Corporation has not made awards to any Named Executive Officer during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and has not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 30, 2025 regarding the number of Common Shares to be issued pursuant to equity compensation plans of the Corporation and the weighted-average exercise price of said securities:

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be	Weighted-	under equity
	issued upon	average exercise	compensation
	exercise of	price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
Plan category	and rights	and rights (1)	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	6,360,879(3)	$3.38	1,124,366(4)
Equity compensation plans not approved by security holders (5)	-	-	-
Total	6,360,879	$3.38	1,124,366

(1)	Does not include outstanding RSUs, which were granted under equity compensation plans approved by shareholders and have no exercise price.

(2)	Includes securities granted under the 2024 EIP, the 2021 EIP, and the 2019 Option Plan.
(3)	Includes 3,778,250 shares subject to outstanding options, and 2,582,629 shares subject to outstanding RSU awards.
(4)	Securities available for future issuance pursuant to the 2024 EIP, which was approved by shareholders on March 27, 2024, and replaced the 2021 EIP.
(5)	As of September 30, 2025, we did not have any equity compensation plans that were not approved by our shareholders.

Security Ownership of Certain Beneficial Owners and Management

The following table presents information as to the beneficial ownership of our Common Shares as of January 23, 2026, for: (1) each shareholder known by us to be the beneficial owner of more than 5% of our Common Shares based solely on our review of the statement of beneficial ownership filed by these persons/entities with the SEC; (2) each of our current directors; (3) each Named Executive Officer; and (4) all directors and executive officers as a group. None of these shares are pledged as security.

The percentage of shares beneficially owned is based on 44,329,972 Common Shares outstanding as of January 23, 2026. Beneficial ownership is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Unless otherwise indicated, the persons and entities named below have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated, the address for each listed stockholder is c/o Quipt Home Medical Corp., 1019 Town Drive, Wilder, Kentucky 41076.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Common Shares Outstanding(2)
Named Executive Officers
Gregory Crawford	4,080,528(3)	9.1%
Hardik Mehta	1,096,078(4)	2.5%
Thomas Roehrig	231,750(5)	*
Non-Employee Directors
Mark Greenberg	884,879(6)	2.0%
Kevin Carter	174,287(7)	*
Brian Wessel	256,675(8)	*
All directors and executive officers as a group (9 persons)	6,970,160	15.1%
5% Shareholders
Forager Fund, L.P. 2025 3rd Avenue North, Suite 350 Birmingham, AL 35203	4,199,562(9)	9.5%
Claret Asset Management Corporation 900 de Maisonneuve O., Suite 1900 Montreal, Quebec, Canada H3A 0A8	4,470,799(10)	10.1%
Lakeview Opportunity Fund LLC 444 W Lake St., Suite 1900 Chicago, IL 60606	3,465,178(11)	7.8%
Glazer Capital, LLC 250 West 55th Street, Suite 30A New York, NY 10019	2,476,409(12)	5.6%

*Represents less than 1% of Common Shares outstanding.

(1)	Beneficial ownership of Common Shares has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days, or acquires such securities with the purpose or effect of changing or influencing the control of the Corporation.
(2)	Based on 44,329,972 Common Shares issued and outstanding on January 23, 2026.
(3)	Includes 22,500 Common Shares held by Mr. Crawford’s spouse and over which Mr. Crawford exercises control and direction and 1,216,832 Common Shares held by a family trust over which Mr. Crawford exercises partial control and direction. In addition, includes 75,000 Common Shares issuable upon the exercise of options that are vested or will vest within 60 days, and 374,750 Common Shares issuable on or before March 15, 2026 pursuant to RSUs that vested in the 2025 calendar year.

(4)	Includes 884,199 Common Shares held by a family trust over which Mr. Mehta exercises partial control and direction. In addition, includes 60,000 Common Shares issuable upon the exercise of options that are vested or will vest within 60 days, and 151,879 Common Shares issuable on or before March 15, 2026 pursuant to RSUs that vested in the 2025 calendar year.
(5)	Includes 127,500 Common Shares issuable upon the exercise of options that are vested or will vest within 60 days, and 49,125 Common Shares issuable on or before March 15, 2026 pursuant to RSUs that vested in the 2025 calendar year.
(6)	Includes 488,750 Common Shares issuable upon the exercise of options that are vested or will vest within 60 days, and 102,439 Common Shares issuable on or before March 15, 2026 pursuant to RSUs that vested in the 2025 calendar year.
(7)	Includes 5,625 Common Shares issuable upon the exercise of options that are vested or will vest within 60 days, and 76,162 Common Shares issuable on or before March 15, 2026 pursuant to RSUs that vested in the 2025 calendar year.
(8)	Includes 75,000 Common Shares issuable upon the exercise of options that are vested or will vest within 60 days, and 82,800 Common Shares issuable on or before March 15, 2026 pursuant to RSUs that vested in the 2025 calendar year.
(9)	Based solely on a Schedule 13D/A filed on December 16, 2025, Forager Capital Management, LLC (the “GP”) is the general partner of Forager Fund, L.P. (the “Fund”). Edward Kissel and Robert MacArthur are the managing partners of the GP. In such capacity, each of the GP, Mr. Kissel, and Mr. MacArthur exercise voting and investment power with respect to the shares held by the Fund and may be deemed to be a beneficial owner of these shares. The amount of beneficial shares owned in the table reflect the following:

(# of Shares)	Edward Kissel	Robert MacArthur	Forager Capital Management, LLC
Sole voting power	-	-	4,199,562
Shared voting power	4,199,562	4,199,562	-
Sole investment power	-	-	4,199,562
Shared investment power	4,199,562	4,199,562	-
(10)	Based solely on a Schedule 13G/A filed with the SEC by Claret Asset Management Corporation on February 4, 2025.
(11)	Based solely on a Schedule 13D filed on November 7, 2025, Lakeview Opportunity Fund GP, LLC (“Lakeview GP”) is the managing member of Lakeview Opportunity Fund LLC (“Lakeview LLC”) and LIG Fund Management, LLC (“Lakeview Management”) is the investment manager of Lakeview LLC. Ari B. Levy is the manager of Lakeview GP and Lakeview Management. In such capacity, each of Lakeview GP, Lakeview Management and Mr. Levy exercise voting and investment power with respect to the shares held by Lakeview LLC and may be deemed to be a beneficial owner of these shares. The amount of beneficial shares owned in the table reflect the following:
(# of Shares)	Lakeview Opportunity Fund, LLC	Lakeview Opportunity Fund GP, LLC	LIG Fund Management, LLC	Ari B. Levy
Sole voting power	-	-	-	-
Shared voting power	3,465,178	3,465,178	3,465,178	3,465,178
Sole investment power	-	-	-	-
Shared investment power	3,465,178	3,465,178	3,465,178	3,465,178

(12)	Based solely on a Schedule 13G filed on January 15, 2026, Glazer Capital, LLC (“Glazer Capital”) serves as investment manager to certain funds and managed accounts (the “Glazer Funds”) which hold Common Shares. Paul J. Glazer serves as the Managing Member of Glazer Capital. In such capacity, each of Glazer Capital and Mr. Glazer exercise voting and investment power with respect to the shares held by the Glazer Funds and may be deemed to be a beneficial owner of these shares. The amount of beneficial shares owned in the table reflect the following:

(# of Shares)	Glazer Capital, LLC	Paul J. Glazer
Sole voting power	-	-
Shared voting power	2,476,409	2,476,409
Sole investment power	-	-
Shared investment power	2,476,409	2,476,409

Changes in Control

As previously disclosed, on December 14, 2025, the Corporation entered into that certain Arrangement Agreement (the “Arrangement Agreement”) with 1567208 B.C. LTD, a company existing under the laws of British Columbia (“B.C. Purchaser”), and REM Aggregator, LLC, a Delaware limited liability company (individually, “REM Aggregator”, and collectively with B.C. Purchaser, “Purchaser”). The Arrangement Agreement provides that, upon the terms and subject to the conditions set forth in the Arrangement Agreement, Purchaser will acquire all of the issued and outstanding common shares of the Corporation pursuant to a Plan of Arrangement (the “Arrangement”) under the BCBCA for US$3.65 per Share.

In connection with the execution of the Arrangement Agreement, on December 14, 2025, the Corporation and B.C. Purchaser entered into voting and support agreements (the “Voting Agreements”) with Forager Fund, L.P., the directors of the Corporation, Gregory Crawford and Hardik Mehta (collectively, the “Securityholders”). Pursuant to the Voting Agreements, the Securityholders have agreed, among other things, to vote in favor of the Arrangement Agreement, the Arrangement, and the other transactions contemplated thereby at the special meeting of the Corporation to be held in connection with the Arrangement. Pursuant to a Cooperation Agreement between the Corporation and Kanen Wealth Management, LLC (“KWM”), entered into on March 3, 2025, KWM agreed to vote its shares in accordance with the recommendation of the Board and as such, will be required to vote its shares in favor of the approval of the Arrangement.

For more information on the Arrangement, please refer to the Corporation’s Current Report on Form 8-K filed with the SEC at www.sec.gov and the Canadian Securities Administrators at www.sedarplus.com on December 15, 2025.

We know of no other arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

The Corporation (through indirect wholly-owned subsidiaries) has six market rate leases (the “Related Party Leases”) for office, warehouse, and retail space with Greg Crawford, LLC, a rental company 100% beneficially owned through a trust over which Gregory Crawford, the President and Chief Executive Officer of the Corporation and Chairman of the Board, exercises control and direction. The majority of the Related Party Leases were entered into in 2015. The leases have a combined area of 74,520 square feet. Five of the leases’ terms ended on September 30, 2022, and accordingly, in December 2022, the indirect wholly-owned subsidiaries of the Corporation entered into five separate seven-year lease agreements with Greg Crawford, LLC, renewing five of the leases. Lease payments under these leases are approximately $65,000 per month beginning October 2022, with increases on October 1 of each year equal to the greater of (i) the Consumer Price Index for All Urban Consumers (CPI-U), and (ii) 3%. One lease expires in June 2026 and the remaining five leases expire on September 30, 2029. The aggregate amount of all periodic payments due on these leases on or after the beginning of the fiscal years ended September 30, 2025 and 2024, including any required or optional payments due during or at the conclusion of the leases, was $3,807,159 and $4,566,725, respectively.

Other than the Related Party Leases described above, since the beginning of the fiscal year ended September 30, 2024, there have not been, nor are there currently proposed, any transaction or series of similar transactions to which the Corporation was or is a participant in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at September 30, 2025 and 2024 and in which any of the Corporation’s directors, executive officers, holders of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

Policies and Procedures for Related Party Transactions

The Board has recognized that transactions between the Corporation and certain related persons present a heightened risk of conflicts of interest. To ensure that the Corporation acts in the best interests of its shareholders, the Board has delegated the review and approval of related party transactions to the Audit Committee in accordance with the Audit Committee Charter. After its review, the Audit Committee will only approve or ratify transactions that are fair to the Corporation and consistent with the best interests of the Corporation and its shareholders.

Director Independence

The Board has determined that each of Mark Greenberg, Kevin Carter and Brian Wessel are independent as such term is defined in NI 58-101 and are independent in accordance with the listing standards of Nasdaq. The Board has determined that Gregory Crawford (President and Chief Executive Officer) is the Chairman of the Board and not independent as such term is defined in NI 58-101 and is not independent in accordance with the listing standards of Nasdaq, as he is an executive officer (as such term is defined in NI 51-102) and an employee of the Corporation. Accordingly, a majority of the current members of the Board are independent. The Board has traditionally been comprised of only three or four members; accordingly, other than meetings held quarterly related to the approval and filing of quarterly and annual financial statements, the Board and the independent directors engage on a regular basis on a more informal basis.

Item 14. Principal Accountant’s Fees and Services

Independent Registered Public Accountants’ Fees

Our independent public accounting firm is BDO. The following table is a summary of fees billed to the Corporation by BDO for professional services rendered for the fiscal years ended September 30, 2025 and 2024.

	2025	2024
Audit Fees(1)	$890,183	$967,000
Audit-Related Fees(2)	-	26,823
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$890,183	$993,823

Audit fees consist of fees for professional services rendered by the Corporation’s independent registered public accounting firm for the audit of the Corporation’s annual financial statements included in the Corporation’s Annual Report on Form 10-K and review of financial statements included in the Corporation’s Quarterly Reports on Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services by the Corporation’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Corporation's financial statements and are not reported under “audit fees.”
(3)	Tax fees consist of fees for professional services rendered by the Corporation’s independent registered public accounting firm for tax compliance, tax advice, and tax planning.
(4)	All other fees consist of fees for products and services provided by the Corporation’s independent registered public accounting firm, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Pre-Approval Policies and Procedures

Under applicable SEC rules, except for the ability to designate a portion of this responsibility as described below, the full Audit Committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to ensure that they do not impair the auditors’ independence from the Corporation. The Audit Committee may delegate pre-approval authority to one or more independent members of the Audit Committee, provided that the pre-approval of the non-audit services is presented at the Audit Committee’s first scheduled meeting following such approval. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent registered public accounting firm. During fiscal years 2025 and 2024, all audit and non-audit services and fees were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(3) Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this report.

Exhibits

2.1

Equity Purchase Agreement, dated August 11, 2025, by and among QHM Holdings Inc., IRB Medical Equipment, LLC, dba Hart Medical Equipment, and Hart HoldCo, LLC  (incorporated by reference to Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K filed on December 15, 2025)

2.2

Arrangement Agreement, dated as of December 14, 2025, between Quipt Home Medical Corp., a British Columbia corporation, 1567208 B.C. LTD, a company existing under the laws of British Columbia and REM Aggregator, LLC, a Delaware company (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2025)

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

10.1	Amended and Restated Credit and Guaranty Agreement dated September 16, 2022 (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 6-K filed on January 24, 2023)
10.2	Membership Interest Purchase Agreement dated January 3, 2023 (incorporated by reference to Exhibit 99.4 to the Registrant’s Report on Form 6-K filed on January 24, 2023)
10.3†˄	Employment Agreement with Gregory Crawford (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on December 15, 2025)
10.4†˄	Employment Agreement with Hardik Mehta (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on December 15, 2025)
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

Cooperation Agreement, dated March 3, 2025, by and between Quipt Home Medical Corp. and David L. Kanen, Philotimo Fund, LP and Kanen Wealth Management, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2025)

10.10†	Retention Bonus Agreement with Thomas Roehrig (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on December 15, 2025)
10.11

Form of Voting Agreement by and between Purchaser and the director and executive officer signatories thereto, each dated as of December 14, 2025 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2025)

10.12

Form of Voting Agreement by and between Purchaser and the shareholder signatories thereto, each dated as of December 14, 2025 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on December 15, 2025)

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K filed on December 16, 2024)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed on December 15, 2025)
23	Consent of BDO USA, P.C. (incorporated by reference to Exhibit 23 to the Registrant’s Annual Report on Form 10-K filed on December 15, 2025)
31.1 @	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 @	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 @ **	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Policy for Recovery of Erroneously Awarded Incentive Compensation (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed on December 16, 2024)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and incorporated by reference to Exhibit 101)

†	Represents a management contract or compensatory plan or arrangement.
@	Previously filed (or with respect to Exhibit 32, furnished) with the Original Form 10-K, filed on December 15, 2025.
*	Filed herewith.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUIPT HOME MEDICAL CORP.

	By	/s/ Gregory Crawford
Gregory Crawford, Chief Executive Officer
January 28, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory Crawford (Gregory Crawford)	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	January 28, 2026

/s/ Hardik Mehta (Hardik Mehta)	Chief Financial Officer (Principal Financial Officer)	January 28, 2026

/s/ Thomas Roehrig (Thomas Roehrig)	Chief Accounting Officer (Principal Accounting Officer)	January 28, 2026

/s/ Mark Greenberg (Mark Greenberg)	Director	January 28, 2026

/s/ Brian Wessel (Brian Wessel)	Director	January 28, 2026

/s/ Kevin Carter (Dr. Kevin Carter)	Director	January 28, 2026