Form 10-Q
period 2025-12-31
Quipt Home Medical Corp.
filed 2026-02-09
CIK 1540013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

As of February 6, 2026, there were 44,464,972 of the registrant’s common shares outstanding.

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

Forward-looking statements include, but are not limited to, statements with respect to: whether the consummation of the transactions contemplated under the Arrangement Agreement (as defined below) are completed on the expected timeline or ever; operating results; profitability; financial condition and resources; anticipated needs for working capital; liquidity; capital resources; capital expenditures; milestones; licensing milestones; potential acquisitions; information with respect to future growth and growth strategies;  anticipated trends in the industry in which the Company operates; the Company’s future financing plans; timelines;  currency fluctuations; government regulation; unanticipated expenses; commercial disputes or claims; limitations on insurance coverage; availability and expectations regarding cash flow to fund capital requirements; the product offerings of the Company; the competitive conditions of the industry; the competitive and business strategies of the Company; applicable laws, regulations, and any amendments thereof; statements relating to the business and future activities of, and developments related to, the Company, including such things as future business strategy, competitive strengths, goals, expansion and growth of the Company’s business, operations and plans; and other events or conditions that may occur in the future.

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

Forward-looking statements speak only as at the date they are made and are based on information currently available and on the then current expectations. A number of factors could cause actual events, performance, or results to differ materially from what is projected in the forward-looking statements. Readers are cautioned that forward-looking statements are not based on historical facts but instead are based on reasonable assumptions and estimates of management of the Company at the time they were provided or made and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, including, but not limited to, known and unknown risks, uncertainties, assumptions and other factors, including those listed under Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, and as described from time to time in documents filed by the Company with US and Canadian securities regulatory authorities. The Company provides no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements.

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

Page	1

undertake any obligation to revise or update any forward-looking statements, except as required by applicable law. The forward-looking statements are expressly qualified in their entirety by this cautionary statement.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Quipt Home Medical Corp.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF FINANCIAL POSITION

(UNAUDITED)

(Amounts in thousands of US Dollars)

	As of	As of
	December 31,	September 30,
	2025	2025
ASSETS
Current assets
Cash	$10,543	$12,916
Accounts receivable, net	34,920	34,697
Inventory	26,922	25,640
Prepaid and other current assets	5,722	5,096
Total current assets	78,107	78,349
Long-term assets
Property and equipment, net	45,874	46,056
Right-of-use assets, net	17,896	18,393
Goodwill	61,560	61,560
Intangible assets, net	75,889	77,560
Equity method investment	940	987
Other assets	391	384
Total long-term assets	202,550	204,940
TOTAL ASSETS	$280,657	$283,289

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$47,165	$46,698
Current portion of equipment loans	12,317	12,212
Current portion of lease liabilities	6,895	6,898
Current portion of senior credit facility	4,277	4,155
Deferred revenue	4,430	4,593
Purchase price payable	155	152
Total current liabilities	75,239	74,708
Long-term liabilities
Senior credit facility	78,891	82,480
Lease liabilities	12,601	13,044
Equipment loans	—	3
Derivative liability - interest rate swaps	645	670
Deferred income taxes	287	287
TOTAL LIABILITIES	167,663	171,192

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized; 44,027,972 and 43,443,972 issued and outstanding as of December 31, 2025 and September 30, 2025, respectively	—	—
Preferred Shares, no par value, unlimited shares authorized; none issued and outstanding as of December 31, 2025 and September 30, 2025	—	—
Additional paid-in capital	283,278	281,667
Accumulated deficit	(182,325)	(181,272)
Noncontrolling interest	12,041	11,702
TOTAL SHAREHOLDERS' EQUITY	112,994	112,097
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$280,657	$283,289

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page	2

Quipt Home Medical Corp.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

(Amounts in thousands of US Dollars, except per share amounts)

	Three Months	Three Months
	Ended December 31,	Ended December 31,
	2025	2024
Revenue
Rentals of medical equipment	$31,984	$24,321
Sales of medical equipment and supplies	49,012	37,060
Total revenue	80,996	61,381
Cost of inventory sold	22,775	17,767
Operating expenses	41,571	30,398
Depreciation	10,882	9,473
Amortization of intangible assets	1,671	1,521
Right-of-use operating lease amortization and interest	1,869	1,536
Stock-based compensation	982	207
Acquisition-related costs	292	47
Gain on disposals of property and equipment	(70)	(16)
Operating income	1,024	448

Interest expense	1,825	1,764
Interest income	(61)	(154)
Change in fair value of derivative liability - interest rate swaps	(24)	(1,038)
Loss (gain) on foreign currency transactions	(73)	853
Share of loss in equity method investment	46	77
Loss before income taxes	(689)	(1,054)
Provision for income taxes	25	30
Net loss before noncontrolling interest	$(714)	$(1,084)
Net income attributable to noncontrolling interest	339	—
Net loss	$(1,053)	$(1,084)

Net loss per share
Basic loss per share	$(0.02)	$(0.03)
Diluted loss per share	$(0.02)	$(0.03)
Weighted average number of common shares outstanding:
Basic	43,609	43,091
Diluted	43,609	43,091

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page	3

Quipt Home Medical Corp.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY (UNAUDITED)

(Amounts in thousands of US Dollars)

	Number of				Total
	Shares	Additional Paid	Accumulated	Noncontrolling	shareholders'
	(000’s)	In Capital	Deficit	Interest	equity
Balance September 30, 2024	43,091	$277,762	$(170,571)	$—	$107,191
Net loss	—	—	(1,084)	—	(1,084)
Stock-based compensation	—	207	—	—	207
Balance December 31, 2024	43,091	$277,969	$(171,655)	$—	$106,314

Balance September 30, 2025	43,444	$281,667	$(181,272)	$11,702	$112,097
Net income (loss)	—	—	(1,053)	339	(714)
Exercise of options	584	629	—	—	629
Stock-based compensation	—	982	—	—	982
Balance December 31, 2025	44,028	$283,278	$(182,325)	$12,041	$112,994

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page	4

Quipt Home Medical Corp.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands of US Dollars)

	Three months	Three months
	ended December 31,	ended December 31,
	2025	2024
Operating activities
Net loss	$(1,053)	(1,084)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net income attributable to noncontrolling interest	339	—
Depreciation and amortization	12,553	10,994
Right-of-use operating lease amortization and interest	1,869	1,536
Payments of operating leases, including interest	(1,823)	(1,462)
Stock-based compensation	982	207
Gain on disposals of property and equipment	(70)	(16)
Amortization of financing costs and accretion of purchase price payable	123	153
Change in fair value of derivative liability - interest rate swaps	(24)	(1,038)
Loss (gain) on foreign currency transactions	(73)	853
Share of loss in equity method investment	46	77
Deferred income taxes	—	2
Change in working capital:
Net decrease (increase) in accounts receivable	(223)	1,477
Net decrease (increase) in inventory	(1,282)	786
Net decrease (increase) in prepaid and other current assets	(633)	397
Net decrease in deferred revenue	(162)	(37)
Net decrease in accounts payables and accrued liabilities	(1,628)	(3,545)
Net cash flow provided by operating activities	8,941	9,300
Investing activities
Purchases of property and equipment	(2,074)	(3,681)
Cash proceeds from sale of property and equipment	126	33
Net cash flow used in investing activities	(1,948)	(3,648)
Financing activities
Repayments of equipment loans	(6,159)	(6,483)
Repayments of finance leases	(322)	(428)
Repayments of senior credit facility	(1,080)	(863)
Gross borrowings on the revolving credit facility	—	8,577
Gross repayments on the revolving credit facility	(2,507)	(6,300)
Exercise of stock options	629	—
Other, net	—	(25)
Net cash flow used in financing activities	(9,439)	(5,522)
Effect of exchange rate changes on cash held in foreign currencies	73	(853)
Net decrease in cash	(2,373)	(723)
Cash, beginning of period	12,916	16,174
Cash, end of period	$10,543	$15,451

Supplemental cash flow information
Cash paid for interest	$(1,734)	$(1,632)
Cash refunded for income taxes	252	5
Operating lease additions	1,305	1,160
Equipment loan additions	6,261	6,010
Finance lease additions	93	370
Purchases of property and equipment in ending accounts payable	2,094	141

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page	5

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS (UNAUDITED) December 31, 2025 and 2024

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

Arrangement agreement

On December 14, 2025, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”) with 1567208 B.C. Ltd. (the “Purchaser”) and REM Aggregator, LLC (“Parent”). Under the terms of the Arrangement Agreement, the Purchaser will acquire all of the issued and outstanding common shares of the Company (the “Shares”) pursuant to a Plan of Arrangement (the “Arrangement”) under the Business Corporations Act (British Columbia) (the “BCBCA”) for US$3.65 per Share.

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

Each option exercisable to acquire one or more Shares from the Company (a “Company Option”), outstanding immediately prior to the Effective Time (whether vested or unvested) will be deemed to be unconditionally vested and exercisable and will, without any further action by or on behalf of a holder of the Company Option, be deemed to be surrendered and transferred by such holder to the Company in consideration for the right to receive a cash payment from the Company in an amount equal to the excess, if any, of US$3.65 over the exercise price of such option, less any amounts the Company is required to withhold for taxes, without interest. Any option for which the exercise price is equal to or greater than US$3.65 will be cancelled for no consideration.

Page	6

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS (UNAUDITED) December 31, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

Each of the Company’s restricted share units (“RSU”) outstanding immediately prior to the Effective Time (whether vested or unvested) will, without any further action by or on behalf of the holder of any such RSU, be deemed to be transferred by such holder to the Company in consideration for the right to receive a cash payment from the Company in the amount equal to US$3.65, less any amounts the Company is required to withhold for taxes, without interest.

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

The condensed consolidated interim financial statements are unaudited, but reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025 filed with the SEC on December 15, 2025. Interim results are not necessarily indicative of the results for a full year.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025.

Recently adopted accounting pronouncements

Effective October 1, 2025, the Company adopted Accounting Standards Update (“ASU”) No. 2024-01, Compensation-Stock Compensation (Topic 718) (“ASU 2024-1”), which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of ASC 718. The adoption of ASU 2024-1 did not have any impact on the Company’s consolidated financial statements and related disclosures.

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

FOR THE THREE MONTHS (UNAUDITED) December 31, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

107 of the JOBS Act provides that the Company can elect to opt out of the extended transition period at any time, which election is irrevocable.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU  No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid by jurisdiction. This ASU is effective for public business entities' annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

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

2.	Property and equipment and right-of-use assets

The property and equipment and right-of-use assets was comprised of the following:

	As of	As of
Cost	December 31, 2025	September 30, 2025
Rental equipment	$79,708	$77,843
Vehicles	3,905	3,785
Leasehold improvements	2,391	2,381
Office and technology equipment	1,834	1,736
Land	140	790
Buildings	790	140
Projects in process	146	141
Property and equipment, gross	88,914	86,816
Less: accumulated depreciation	(43,040)	(40,760)
Property and equipment, net	$45,874	$46,056
Right-of-use assets, real estate	28,533	27,689
Right-of-use assets, vehicles	5,157	5,279
Right-of-use assets, gross	33,690	32,968
Less: accumulated amortization	(15,794)	(14,575)
Right-of-use assets, net	$17,896	$18,393

Rental equipment transferred from inventory during the three months ended December 31, 2025 and 2024 was $10,039,000 and $9,438,000, respectively. For the three months ended December 31, 2025 and 2024, the Company obtained equipment loans (as described in Note 5) of $6,261,000 and $6,010,000, respectively. As of December 31, 2025 and 2024, amounts in ending accounts payable were $2,030,000 and $0, respectively. Remaining rental equipment transferred from inventory of $1,748,000 and $3,428,000 for the three months ended December 31, 2025 and 2024, respectively, was paid in cash.

Page	8

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS (UNAUDITED) December 31, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

3.	Goodwill and intangible assets

There was no activity in goodwill for the three months ended December 31, 2025.

The following is a summary of intangible assets as of December 31, 2025 and September 30, 2025:

	As of	As of
	December 31, 2025	September 30, 2025
Customer relationships	$91,048	$91,048
Trade names	15,081	15,081
Customer contracts	3,851	3,851
Non-compete agreements	910	910
Intangible assets, gross	110,890	110,890
Less: accumulated amortization	(35,001)	(33,330)
Intangible assets, net	$75,889	$77,560

As of December 31, 2025, estimated amortization of intangible assets for the periods indicated is approximately:

Estimated
Period	Amortization
Nine months ending September 30, 2026	$5,073
Year ending September 30, 2027	6,711
Year ending September 30, 2028	6,582
Year ending September 30, 2029	6,575
Year ending September 30, 2030	6,514
Thereafter	44,434
Intangible assets, net	$75,889

4. Accounts payable and accrued liabilities

Following is a summary of accounts payable and accrued liabilities as of December 31, 2025 and September 30, 2025:

	As of	As of
	December 31, 2025	September 30, 2025
Accounts payable	$38,551	$38,431
Accrued compensation	6,297	5,724
Other	2,317	2,543
Total	$47,165	$46,698

5.	Long-term debt

Senior credit facility

In September 2022, the Company entered into a five-year, $110,000,000 senior credit facility (the “Facility”) with a group of US banks. The Facility consists of (i) a delayed-draw term loan facility of $85,000,000, of which $83,600,000 has been drawn as of December 31, 2025, (ii) a term loan of $5,000,000 that was drawn at closing, and (iii) a $20,000,000 revolving credit facility. The Facility is secured by substantially all assets of the Company and is subject to certain financial covenants, with which the Company was in compliance as of December 31, 2025.

Page	9

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS (UNAUDITED) December 31, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

A summary of the balances on the Facility as of December 31, 2025 and September 30, 2025 is as follows:

	As of	As of
	December 31, 2025	September 30, 2025
Delayed-draw term loan	$71,365	$72,383
Term loan	4,187	4,250
Revolving credit facility	8,443	10,950
Total principal	83,995	87,583
Deferred financing costs	(827)	(948)
Net carrying value	$83,168	$86,635

Current portion	4,277	4,155
Long-term portion	78,891	82,480
Net carrying value	$83,168	$86,635

As of December 31, 2025, scheduled repayments of the Facility are as follows:

Twelve months ended December 31,	Amount
2026	$4,320
2027	79,675
Total	$83,995

The delayed-draw term loan and the term loan bear interest at a weighted average of 6.4% as of December 31, 2025, and will reprice within three months. The rate is based on a secured overnight financing rate (“SOFR”), with a floor of 0.5%, plus a spread of 2.1% to 2.85% (2.65% as of December 31, 2025) based on the Company’s leverage ratio. The revolving credit facility is bearing interest at 6.5% as of December 31, 2025 and will reprice within three months. The Facility also has fees for unused availability. The fair value of the Facility was determined considering market conditions, credit worthiness and the current terms of debt, which is considered Level 2 on the fair value hierarchy. Due to the near-term repricing of the interest rates, the fair value of the Facility approximates the principal value as of December 31, 2025 and September 30, 2025.

To manage the risks of the cash flows related to interest expense, the Company has entered into interest rate swaps on $54,000,000 of the principal amount of the Facility. As of December 31, 2025, the swaps carry a fixed SOFR of 3.4% to 4.4%, resulting in a weighted average combined rate of 6.5%. The swaps are settled quarterly and mature on September 30, 2026, and at the Facility’s maturity. Any difference between the Facility’s SOFR rate and the swaps’ rates is recorded as interest expense. For the three months ended December 31, 2025, the impact of the swaps was to increase interest expense by $2,000. For the three months ended December 31, 2024, the impact of the swaps was to reduce interest expense by $105,000.

Interest expense on the Facility, including the impact of the interest rate swap agreements, was $1,425,000 and $1,310,000 for the three months ended December 31, 2025 and 2024, respectively.

The Company has incurred financing costs to obtain and maintain the Facility, which is reflected as a reduction of the outstanding balance and will be amortized as interest expense using the effective interest method over the life of the Facility. During the three months ended December 31, 2025 and 2024, $120,000 and $153,000 of amortization of deferred financing costs was recorded, respectively.

Page	10

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS (UNAUDITED) December 31, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

Equipment loans

The Company is offered financing arrangements from the Company’s suppliers and the supplier’s designated financial institution, in which payments for certain invoices or products can be financed and paid over an extended period. The financial institution pays the supplier when the original invoice becomes due, and the Company pays the third-party financial institution over a period of time. In most cases, the supplier accepts a discounted amount from the financial institution and the Company repays the financial institution the face amount of the invoice with no stated interest, in twelve equal monthly installments. The Company uses its incremental borrowing rate of 6.2% to 7.0% to impute interest on these arrangements.

Following is the activity in equipment loans for the three months ended December 31, 2025 and 2024:

	Three months ended	Three months ended
	December 31, 2025	December 31, 2024
Beginning balance	$12,215	$12,859
Additions	6,261	6,010
Repayments	(6,159)	(6,483)
Ending balance	12,317	12,386
Current portion	12,317	12,351
Long-term portion	$—	$35

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

Following is the activity in lease liabilities for the three months ended December 31, 2025 and 2024:

	Operating	Finance	Total
Balance September 30, 2024	$15,840	$3,310	$19,150
Additions	1,160	370	1,530
Non-cash adjustments	(79)	—	(79)
Repayments	(1,170)	(428)	(1,598)
Balance December 31, 2024	$15,751	$3,252	$19,003

Balance September 30, 2025	$16,770	$3,172	$19,942
Additions	1,305	93	1,398
Repayments	(1,522)	(322)	(1,844)
Balance December 31, 2025	$16,553	$2,943	$19,496

Page	11

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS (UNAUDITED) December 31, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

Future payments pursuant to lease liabilities are as follows:

Twelve Months Ending December 31,	Operating	Finance	Total
2026	$6,622	$1,406	$8,028
2027	4,976	1,036	6,012
2028	3,501	627	4,128
2029	2,107	159	2,266
2030	880	59	939
Thereafter	634	—	634
Gross lease payments	18,720	3,287	22,007
Less amounts relating to interest	(2,167)	(344)	(2,511)
Lease liabilities	$16,553	$2,943	$19,496

The components of finance lease expense are as follows:

		Three months ended December, 31
	Classification	2025	2024
Finance lease cost:
Amortization of lease assets	Depreciation	$265	$307
Interest on lease liabilities	Interest expense	61	69
Total finance lease cost		$326	$376

Other information relating to leases is as follows:

	As of	As of
	December 31, 2025	September 30, 2025
Weighted average remaining lease term (years)
Operating leases	3.5	3.8
Finance leases	2.7	2.7

Weighted average discount rate
Operating leases	7.1%	7.2%
Finance leases	8.4%	8.7%

6.	Share capital

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

FOR THE THREE MONTHS (UNAUDITED) December 31, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

2024 Equity incentive plan

In February 2024, the board of directors of the Company (the “Board”) approved the 2024 Equity Incentive Plan (the “2024 EIP”) which became effective on March 27, 2024 upon shareholder approval, pursuant to which the Company is able to issue share-based long-term incentives. Awards include common share purchase options, stock appreciation rights, restricted share awards, restricted share bonuses, restricted share units, performance shares, performance units, cash-based awards and other share-based awards, under the 2024 EIP. All directors, officers, employees and service providers of the Company and/or its affiliates are eligible to receive awards under the 2024 EIP, subject to the terms of the 2024 EIP.

Options

The Company grants stock options to directors, officers, employees, and consultants under the 2024 EIP. Options granted under the plan are non-assignable and may be granted for a term not exceeding ten years. Stock options have varying vesting periods, and the options granted during the year ended September 30, 2025 vest quarterly over twelve quarters.

A summary of stock option activity for the three months ended December 31, 2025 and 2024 is provided below:

		Weighted average
		exercise price per share
	Number of options	in Canadian dollars (C$)
Balance September 30, 2024	3,402	C$	4.91
Expired	(12)		6.96
Balance December 31, 2024	3,390	C$	4.90

Balance September 30, 2025	3,778	C$	4.70
Exercised	(584)		1.50
Expired	(114)		7.00
Forfeited	(48)		4.41
Balance December 31, 2025	3,032	C$	5.24

As of December 31, 2025, the Company had approximately 2,353,000 vested stock options with a weighted average exercise price of C$5.14.

Restricted share units

The Company also grants RSUs to directors, officers, employees, and consultants under the 2024 EIP. Each unit represents the right to receive one common share. RSUs have varying vesting periods, and the RSUs granted during the year ended September 30, 2025 vest quarterly over eight quarters, and are settled in the calendar year after vesting. The fair values of the RSUs on the date of grant are discounted to reflect the difference between the vesting dates and the expected issuance dates, to be expensed over the respective vesting periods with an increase to contributed surplus.

Page	13

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS (UNAUDITED) December 31, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

There was no activity in RSUs for the three months ended December 31, 2025 and 2024. Outstanding balances of RSUs are provided below:

		Weighted average
		grant-date price
	Number	per share in
	of units	Canadian dollars (C$)
Balance, September 30, 2024 and December 31, 2024	519	C$	8.30

Balance, September 30, 2025 and December 31, 2025	2,583	C$	3.60

Stock-based compensation

For the three months ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense as follows:

	Three Months	Three Months
	Ended December 31,	Ended December 31,
	2025	2024
Restricted share units	$837	$119
Stock options	145	88
Stock-based compensation expense	$982	$207

Unrecognized compensation expense related to nonvested shares of stock options and RSUs was $1,975,000 as of December 31, 2025 and will be recognized over a weighted average vesting period of 0.5 years.

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

The Company has received a civil investigative demand (“CID”) from the Department of Justice (“DOJ”) through the US Attorney’s Office for the Northern District of Georgia pursuant to the False Claims Act regarding an investigation concerning whether the Company may have caused the submission of false claims to government healthcare programs for CPAP equipment. The Company is cooperating with the investigation and continues to be in discussions with the DOJ regarding the investigation. No assurance can be given as to the timing or outcome of the DOJ’s investigation.

Page	14

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS (UNAUDITED) December 31, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

8. Operating expenses

	Three months	Three months
	ended December 31,	ended December 31,
	2025	2024
Payroll and employee benefits	$27,256	$19,782
Facilities	1,980	1,375
Billing	4,062	2,942
Professional fees	2,132	1,433
Outbound freight	1,782	1,385
Vehicle fuel and maintenance	1,408	1,057
Bank and credit card fees	567	529
Technology	682	411
Insurance	399	387
All other	1,303	1,097
Total operating expenses	$41,571	$30,398

f

9. Income taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, current income taxes are recognized for the estimated income taxes payable for the current period. Deferred income tax assets and liabilities are recognized for temporary differences between the tax and accounting basis of assets and liabilities as well as for the benefit of losses available to be carried forward to future years and are measured using the current enacted tax rates expected to apply when the differences reverse. The Company considers all positive and negative evidence available to determine whether it is more likely than not that the tax benefit from utilization of the deferred tax assets will ultimately be realized. Based upon that evidence, the Company determined that only a portion of its deferred tax assets will be utilized in the future to offset taxable income generated by the reversal of its deferred tax liabilities, and a valuation allowance has been provided for the remaining deferred tax assets. The provision for income taxes was $25,000 and $30,000 for the three months ended December 31, 2025 and 2024, respectively, and relates primarily to current state income taxes payable.

10. Segment reporting

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. We have determined our CODM is our Chief Executive Officer.

We have one operating segment and one reportable segment, representing our consolidated business that helps organizations design, automate, and optimize important business processes from start to finish. We generate revenue from customers primarily through the sale and rental of equipment. Our reportable segment determination is based on our management and internal reporting structure, the nature of the product and services we offer, and the financial information evaluated regularly by our CODM.

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

Quipt Home Medical Corp.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS (UNAUDITED) December 31, 2025 and 2024

(Amounts in tables in thousands, except per share amounts)

11.	Related party transactions

The Company (through indirect wholly owned subsidiaries) has six leases for office, warehouse, and retail space with a rental company affiliated with the Company’s Chief Executive Officer, the majority of which were entered into in 2015, prior to such subsidiaries being acquired by the Company and prior to the Chief Executive Officer joining the Company, five of which were renewed effective October 1, 2022. The leases have a combined area of 74,520 square feet. Lease payments under these leases were approximately $67,000 and $65,000 per month for the three months ended December 31, 2025 and 2024, respectively, with increases on October 1 of each year equal to the greater of (i) the Consumer Price Index for All Urban Consumers (CPI-U), and (ii) 3%. One lease expires in June 2026 and the remaining five leases expire on September 30, 2029.

Page	16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated interim financial statements and the accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A. "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended September 30, 2025.

The condensed consolidated financial statements as of and for the three months ended December 31, 2025 and 2024 (the “consolidated financial statements”) of the Company were prepared in accordance with GAAP. The consolidated financial statements, which are presented in US dollars, have been prepared under the historical cost convention, as modified by the measurement at fair values of certain financial assets and financial liabilities.

Overview

Business objective

The growth in the number of elderly patients in the United States (US) healthcare market is creating pressure to provide more efficient delivery systems for products and services. Healthcare providers, such as hospitals, physicians, and pharmacies, are seeking partners that can offer a range of products and services that improve outcomes, reduce hospital readmissions, and help control costs. The Company seeks to fill this need by delivering a growing number of specialized products and services to achieve these goals. The Company seeks to provide an ever-expanding line of products and services over larger geographic regions within the US using several growth strategies. With over 175 offices, the Company employs more than 1,500 personnel in the US.

Recent transactions

The arrangement agreement

On December 14, 2025, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”) with 1567208 B.C. Ltd. (the “Purchaser”) and REM Aggregator, LLC (“Parent”). Under the terms of the Arrangement Agreement, the Purchaser will acquire all of the issued and outstanding common shares of the Company (the “Shares”) pursuant to a Plan of Arrangement (the “Arrangement”) under the Business Corporations Act (British Columbia) (the “BCBCA”) for US$3.65 per Share.

At the effective time of the Arrangement (the “Effective Time”), each Share, other than any Shares exchanged by shareholders who may properly exercise dissent rights under the BCBCA, will be deemed to be transferred to Purchaser in consideration for the right to receive a cash payment from the Purchaser in the amount equal to US$3.65, without interest.

The transaction is expected to close during the first half of 2026, subject to customary closing conditions, including receipt of shareholder, regulatory, and court approvals. At 11:59 p.m. on January 22, 2026, the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), expired with respect to the transactions contemplated by the Arrangement Agreement. On January 23, 2026, the Supreme Court of British Columbia (the “Court”) issued an interim order dated January 23, 2026 in connection with the Arrangement, which, among other things, authorizes the calling and holding of the special meeting to consider and vote on the Arrangement, and sets out procedures for the conduct of the special meeting. The expiration of the waiting period under the HSR Act and obtaining the interim order of the Court each satisfies a condition to the closing of the Arrangement Agreement. Consummation of the transactions contemplated by the Arrangement Agreement remains subject to other customary closing conditions, including receipt of shareholder approval.

Upon completion of the transaction, the Company will become a privately-held company. If the Arrangement is consummated, the Shares will be de-listed from the Nasdaq Capital Market and the Toronto Stock Exchange and de-

Page	17

registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company will cease to be a Canadian “reporting issuer”, as soon as practicable following the Effective Time.

Acquisitions

On July 1, 2025, we completed the acquisition of Mediserve Medical Equipment of Kingsport, Inc. (“Mediserve”)., a Tennessee-based full-service durable medical equipment provider. On September 1, 2025, we completed the acquisition of a 60% membership interest in IRB Medical Equipment, LLC, doing business as Hart Medical Equipment (“Hart”), a Michigan-based provider of durable medical equipment, point-of-service products, and related services.

Future outlook

Our priorities for the year fiscal year ending September 30, 2026 and beyond are driving organic revenue growth, achieving operational net profit, generating positive cash flow, and expanding Adjusted EBITDA, a non-GAAP financial measure defined below. We are focused on expanding our presence in both existing and new markets and leveraging our scalable business platform to broaden our product offerings and service reach. To support these objectives, we continue to optimize our organizational structure, enhance operational efficiencies by reducing redundancies, and centralize back-office processes. These measures are streamlining operations, improving scalability, and positioning the business for sustainable long-term growth. Furthermore, we remain committed to exploring and pursuing all avenues to drive shareholder value.

Selected Quarterly and Interim Information ($ amounts in thousands, except per share amounts)

	As of or for the	As of or for the
	three months	three months
	ended December 31,	ended December 31,
	2025	2024
Number of patients serviced	210,000	157,000
Number of equipment set-ups or deliveries	290,000	221,000
Respiratory resupply set-ups or deliveries	159,000	124,000
Adjusted EBITDA	$17,812	$13,997
Net cash flow provided by operating activities	$8,941	$9,300
Total revenue	$80,996	$61,381
Net loss	$(1,053)	$(1,084)
Net loss per share - basic	$(0.02)	$(0.03)
Net loss per share - diluted	$(0.02)	$(0.03)
Total assets	$280,657	$242,816
Total long-term liabilities	$92,424	$79,420
Shareholders' equity	$112,994	$106,314

Page	18

Results of operations

Three months ended December 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended December 31, 2025 and 2024 (amounts in thousands, except per share amounts):

	Three months	Three months
	ended December 31,	ended December 31,
	2025	2024
Revenue	$80,996	$61,381
Cost of inventory sold	22,775	17,767
Operating expenses	41,571	30,398
Depreciation	10,882	9,473
Amortization of intangible assets	1,671	1,521
Right-of-use operating lease amortization and interest	1,869	1,536
Stock-based compensation	982	207
Acquisition-related costs	292	47
Gain on disposals of property and equipment	(70)	(16)
Interest expense, net	1,764	1,610
Change in fair value of derivative liability - interest rate swaps	(24)	(1,038)
Loss (gain) on foreign currency transactions	(73)	853
Share of loss in equity method investment	46	77
Provision for income taxes	25	30
Net income attributable to noncontrolling interest	339	—
Net loss	$(1,053)	$(1,084)
Net loss per share
Basic loss per share	$(0.02)	$(0.03)
Diluted loss per share	$(0.02)	$(0.03)

Revenue

For the three months ended December 31, 2025, revenue totaled $80,996,000, an increase of $19,615,000, or 32%, from $61,381,000 for the three months ended December 31, 2024. This increase is primarily due to $17,871,000 in revenue from acquisitions in the year ended September 30, 2025, with the remaining $1,744,000 due to organic growth of 3%.

Cost of inventory sold

For the three months ended December 31, 2025, cost of inventory sold totaled $22,775,000, or 28.1% of revenue, and increased from $17,767,000, or 28.9% of revenue, for the three months ended December 31, 2024. This increase is due to the increase in revenue, with the percentage of revenue improving due to higher vendor rebates earned.

Operating expenses

For the three months ended December 31, 2025, operating expenses were $41,571,000, an increase of $11,713,000, or 37%, from $30,398,000 from the three months ended December 31, 2024. This increase is primarily due to $8,603,000 in operating expenses from acquisitions in the year ended September 30, 2025. The remaining increase related to payroll and employee benefits, primarily incentives and employee healthcare benefits, and professional fees related to the Arrangement Agreement.

Depreciation expense

Depreciation expense increased 15% to $10,882,000 for the three months ended December 31, 2025 compared to $9,473,000 for the three months ended December 31, 2024, primarily due to the acquisitions in the year ended September 30, 2025.

Page	19

Right-of-use operating lease amortization and interest

For the three months ended December 31, 2025, right-of-use operating lease amortization and interest expense increased by $333,000 to $1,869,000 as compared to $1,536,000 for the three months ended December 31, 2024, primarily due to the acquisitions in the year ended September 30, 2025.

Stock-based compensation

Stock-based compensation increased to $982,000 for the three months ended December 31, 2025 from $207,000 for the three months ended December 31, 2024, due to the share-based long-term incentives granted in March 2025.

Interest expense, net

Interest expense, net for the three months ended December 31, 2025 increased by $154,000 to $1,764,000 from $1,610,000 for the three months ended December 31, 2024, primarily due to interest incurred on the incremental borrowings on the  Facility, defined in the “Notes to Condensed Consolidated Interim Financial Statements, Note 5, Long-term debt, Senior credit facility,” to fund the acquisition of Hart.

Change in fair value of derivative liability – interest rate swaps

The change in fair value of derivative liability - interest rate swap for the three months ended December 31, 2025 was a gain of $24,000 as compared to a gain of $1,038,000 for the three months ended December 31, 2024. The fair value of the swap has been volatile due to varying expectations of timing and degree of interest rate changes.

Loss (gain) on foreign currency transactions

The loss (gain) on foreign currency transactions is primarily related to cash that is translated into US dollars at the foreign currency spot rate as of each reporting date, with changes in the exchange rates recognized in profit or loss. During the three months ended December 31, 2025, the exchange rate for Canadian dollars to US dollars increased from 0.718 to 0.730, resulting in a gain of $73,000. During the three months ended December 31, 2024, the exchange rate for Canadian dollars to US dollars decreased from 0.741 to 0.695, resulting in a loss of $853,000.

Net loss

Net loss for the three months ended December 31, 2025 decreased slightly to $1,053,000 from $1,084,000 for the three months ended December 31, 2024 for the reasons listed above.

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

Adjusted EBITDA is defined as net income (loss), adjusted for net interest expense, depreciation, amortization, right-of-use operating lease amortization and interest, provision for income taxes, certain professional fees, stock-based compensation, acquisition-related costs, change in fair value of derivative liability – interest rate swaps, gain on disposals of property and equipment, loss (gain) on foreign currency transactions, and share of loss in equity method investment.

Page	20

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

●	The amount of interest expense we incur or interest income we generate, including right-of-use interest expense, may be useful for investors to consider and may result in current cash inflows or outflows. However, we do not consider the amount of net interest expense to be a representative component of the day-to-day operating performance of our business.
●	Depreciation and amortization expense, including right-of-use amortization, may be useful for investors to consider because they generally represent the wear and tear on our property and equipment used in our operations and amortization of intangibles valued in acquisitions. However, we do not believe these charges necessarily reflect the current and ongoing cash charges related to our business.
●	Provision for income taxes may be useful for investors to consider because it generally represents the taxes which may be payable for the period and may reduce the amount of funds otherwise available for use. However, we do not consider the amount of income tax expense to be a representative component of the day-to-day operating performance of our business.
●	We do not consider certain professional fees, including those related to the Arrangement Agreement, the CID, and the loss of foreign private issuer status to be representative components of the day-to-day operating performance of our business.
●	Stock-based compensation expense may be useful for investors to consider because it is a component of compensation received by the Company’s directors, officers, employees, and consultants. However, stock-based compensation is being added back because it is non-cash and because the decisions which gave rise to these expenses were not made to increase revenue in a particular period, but rather were made for the Company’s long-term benefit over multiple periods.
●	Acquisition-related costs may be useful for the investors to consider because they are professional fees directly related to pursuing and completing various acquisitions. While the costs are expected to be recurring if the Company continues to make acquisitions, they are generally incurred prior to the inclusion of such acquisitions in the consolidated revenues of the Company.
●	The change in fair value of derivative liability – interest rate swaps and the share of loss in equity method investment are added back because they are non-cash in the period of change in the fair value.
●	The gain on disposals of property and equipment is excluded because it is a recapture of previously depreciated property and equipment.
●	The loss (gain) on foreign currency transactions is excluded because it is not a representative component of our day-to-day operations.

Page	21

The following table is a reconciliation of GAAP net loss to Adjusted EBITDA for the indicated periods (amounts in thousands):

	Three	Three
	months	months
	ended December	ended December
	31, 2025	31, 2024
Net loss	$(1,053)	$(1,084)
Add back:
Depreciation and amortization	12,553	10,994
Interest expense, net	1,764	1,610
Right-of-use operating lease amortization and interest	1,869	1,536
Provision for income taxes	25	30
Professional fees	1,501	781
Stock-based compensation	982	207
Acquisition-related costs	292	47
Change in fair value of derivative liability - interest rate swaps	(24)	(1,038)
Gain on disposals of property and equipment	(70)	(16)
Loss (gain) on foreign currency transactions	(73)	853
Share of loss in equity method investment	46	77
Adjusted EBITDA	$17,812	$13,997

Financial Position

The following table summarizes the Company’s financial position as of December 31, 2025 and September 30, 2025 (amounts in thousands):

	As of	As of
	December 31, 2025	September 30, 2025
Cash	$10,543	$12,916
Accounts receivable, inventory, and prepaid and other current assets	67,564	65,433
Property and equipment, net	45,874	46,056
Right-of-use assets, net	17,896	18,393
Goodwill and intangible assets	137,449	139,120
Other assets	1,331	1,371
Total assets	$280,657	$283,289
Accounts payable and other current liabilities	$75,239	$74,708
Long-term debt and other long-term liabilities	92,424	96,484
Total liabilities	167,663	171,192
Shareholders’ equity	112,994	112,097
Total liabilities and shareholders’ equity	$280,657	$283,289

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash on hand and its line of credit availability. As of December 31, 2025, the Company had cash on hand of $10,543,000 and revolving credit availability under the Facility, of $11,557,000. The Company’s approach in managing liquidity is to ensure, to the extent possible, that it will have enough liquidity to meet its liabilities when due. The Company will do so by continuously monitoring actual and expected cash flows and monitoring financial market conditions for signs of weakness. The Company faces minimal liquidity risk in its current financial obligations as they become due and payable. We believe that our current sources of liquidity will be sufficient to fund our operations, including expected capital expenditures, for the next twelve months.

Cash Flows

The following is a summary of the Company’s unaudited cash flows for the following periods (in thousands):

Page	22

	Three months	Three months
	ended December 31,	ended December 31,
	2025	2024
Net cash flow provided by operating activities	$8,941	$9,300
Net cash flow used in investing activities	(1,948)	(3,648)
Net cash flow used in financing activities	(9,439)	(5,522)
Effect of exchange rate changes on cash held in foreign currencies	73	(853)
Net decrease in cash	$(2,373)	$(723)

Operating Activities

Net cash flow provided by operating activities was $8,941,000 for the three months ended December 31, 2025, remaining relatively flat compared to $9,300,000 for the three months ended December 31, 2024. Higher cash outflows for working capital, which was primarily due to the impacts of the acquisitions, was mostly offset by higher depreciation and amortization.

Investing Activities

Net cash flow used in investing activities was $1,948,000 for the three months ended December 31, 2025, a decrease of $1,700,000 from $3,648,000 for the three months ended December 31, 2024, due primarily to purchases of property and equipment in ending accounts payable of $2,094,000.

Financing Activities

Net cash flow used in financing activities was $9,439,000 for the three months ended December 31, 2025, an increase of $3,917,000 from $5,522,000 for the three months ended December 31, 2024. This was primarily due to payments made on the revolving credit facility of $2,507,000 for the three months ended December 31, 2025 compared to net borrowings of $2,277,000 for the three months ended December 31, 2024. This increase was also partially offset by the cash received upon the exercise of stock options of $629,000 in the three months ended December 31, 2025.

Capital management

The Company considers its capital to be shareholders’ equity, which totaled $112,993,000 on December 31, 2025, and the Facility, which totaled a principal amount of $83,995,000 at December 31, 2025. The Company does not have a numeric target for its capital structure. Funds are primarily raised through credit facilities and other long-term debt arrangements. Management reviews its capital management approach on an ongoing basis and believes that this approach, given the size of the Company, is reasonable.

The Company had the following equity instruments outstanding at December 31, 2025 and September 30, 2025 (in thousands of shares):

	As of	As of
	December 31, 2025	September 30, 2025
Common shares	44,028	43,444
Options	3,032	3,778
Restricted share units	2,583	2,583

As of February 6, 2026, there were 44,464,972 of the Company’s common shares issued and outstanding.

Contractual Commitments and Obligations

The following table summarizes the Company’s contractual commitments and obligations as of December 31, 2025 (in thousands), which are primarily for debt, vehicle finance leases, real estate operating leases, and accounts payable.

Page	23

		Less than	1-3	3-5	After 5
	Total	1 year	Years	Years	Years
Debt	$96,312	$16,637	$79,675	$—	$—
Operating leases	18,312	6,622	8,477	2,987	226
Finance leases	3,287	1,406	1,663	218	—
Other obligations	38,551	38,551	—	—	—
Total contractual obligations	$156,462	$63,216	$89,815	$3,205	$226

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

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025.

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

As of December 31, 2025, the Company has 17% of its accounts receivable with Medicare. As this is a US government program, we believe there is little credit risk associated with these balances. No other customer represented more than 10% of outstanding accounts receivable.

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

Page	24

The Company holds significant cash in Canadian dollars and monitors foreign exchange rates. During the three months ended December 31, 2025, the Company recognized a foreign currency gain of $73,000, due to favorable movements in the exchange rates. The Company has not employed any foreign currency hedging programs, but could, from time to time, authorize the use of derivative financial instruments such as forward foreign exchange contracts to economically hedge a portion of foreign currency fluctuations. Based on the exposure of Canadian cash at December 31, 2025, depreciation or appreciation of the Canadian dollar against the US dollar could result in a significant effect on net income or loss.

Interest rate risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The interest rate on the credit facility has a variable rate that can be fixed for a maximum of six months. As of December 31, 2025, the Company has interest rate swap agreements whereby $54,000,000 of principal will receive a fixed rate. With $83,995,000 of borrowings on this facility at December 31, 2025, $29,995,000 is subject to interest rate risk. Each 1% increase would result in an additional $299,950 of annual interest expense. The interest on the Company’s other debt is either imputed or has a fixed rate and is not subject to cash flow interest rate risk.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2025, except as described below, there have been no changes in our internal control over financial reporting (as described in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We completed the acquisitions of Mediserve on July 1, 2025 and Hart effective September 1, 2025. We have integrated Mediserve into our internal controls and are continuing to integrate our internal controls and procedures with Hart. As permitted by the SEC staff guidance for newly acquired businesses, our report on our internal control over financial reporting for the three months ended December 31, 2025 includes a scope exception for the acquired Hart business. Hart accounted for 17% of total assets as of December 31, 2025 and 20% of total revenues for the three months ended December 31, 2025.

Page	25

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding certain legal proceedings is provided in this Quarterly Report on Form 10-Q in “Notes to Condensed Consolidated Interim Financial Statements, Note 7. Commitments and Contingencies.”

Item 1A. Risk Factors

Our business, financial condition, and operating results are affected by a number of factors, whether they are currently known or unknown, including risks specific to us or our industry, as well as risks that affect businesses in general. In addition to the information and risk factors set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on December 15, 2025. The risks disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows, or results of operations and thus our share price. Other than the risk factors set forth below, we believe there have been no material changes in our risk factors from those disclosed in the Annual Report on Form 10-K for the fiscal year ended September 30, 2025. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

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

Risks Related to the Arrangement

Uncertainties associated with the Arrangement could adversely affect our business, results of operations, financial condition, and the trading price of our common shares.

Completion of the Arrangement is subject to various customary closing conditions, including the adoption of the Arrangement Agreement by the requisite vote of our shareholders. The failure to satisfy these closing conditions could jeopardize or delay the consummation of the Arrangement. The parties to the Arrangement Agreement may not receive the necessary approvals for the transaction or receive them within the expected timeframe. In addition, the Arrangement may fail to close for other reasons.

The pendency of the Arrangement, as well as any delays in the expected timeframe, could cause disruption to our ongoing operations and create uncertainties, any of which could have an adverse effect on our business, results of operations, financial condition, and trading price of our common shares, regardless of whether the Arrangement is completed. These risks include, but are not limited to:

●	an adverse effect on our relationship with vendors, customers, and employees, including if our vendors, customers, or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Arrangement;
●	a diversion of a significant amount of management time and resources toward the completion of the Arrangement;
●	being subject to certain restrictions on the conduct of our business; and
●	possibly foregoing certain business opportunities that we might otherwise pursue absent the pending Arrangement.

Failure to complete the Arrangement could adversely affect our business and the market price of our shares.

Page	26

The closing of the Arrangement may not occur on the expected timeline or at all. The Arrangement Agreement contains certain customary termination rights for the Company and Parent. If the Arrangement Agreement is terminated and the Arrangement is not consummated, the trading price of our common shares may decline, we may experience negative reactions from the financial markets, including negative stock price impacts, or we may experience negative reactions from our business partners. In addition, if the Arrangement Agreement is terminated under certain circumstances set forth in the Arrangement Agreement, the Company will be required to pay a termination fee, which fee, together with costs incurred to execute the Arrangement Agreement and pursue the Arrangement, could have a material adverse effect on the Company’s financial condition and results of operations.

We are subject to certain restrictions on the conduct of our business under the terms of the Arrangement Agreement.

The Arrangement Agreement imposes customary operating covenants that restrict certain actions outside the ordinary course of business pending completion of the Arrangement. As a result, we are subject to limitations on our ability to implement strategic, operational, financial and organizational initiatives that we might otherwise pursue, and we may be unable to respond as promptly or effectively to changing business conditions, competitive developments or other opportunities. These restrictions could adversely affect our business, results of operations and prospects.

We and our directors are and may be subject to additional litigation challenging the Arrangement, and an unfavorable judgment or ruling in any such lawsuit could prevent or delay the consummation of the Arrangement and/or result in substantial costs.

Putative shareholders complaints, including shareholders class action complaints, and other complaints that may be filed against us, our Board, parties involved in the Arrangement, and others in connection with the transactions contemplated by the Arrangement Agreement may delay or prevent the consummation of the Arrangement. On January 29, 2026, a complaint was filed alleging, among other things, that the preliminary proxy statement and management information circular filed with the SEC on January 13, 2026 (the “Preliminary Circular”) omitted certain material information that rendered those documents incomplete or misleading. The relief sought includes, among others, enjoining the consummation of the Arrangement unless and until the defendants disclose certain allegedly material information, rescinding, to the extent already implemented, the Arrangement Agreement or any of the terms thereof. Additionally, the Company has received demand letters from purported stockholders of the Company, which generally demand the disclosure of certain additional information that was allegedly omitted from the Preliminary Circular in connection with the Arrangement. The outcome of any such demands and complaints or any litigation is uncertain, and we may not be successful in defending against these claims. Whether or not any claims are successful, this type of litigation could delay or prevent the Arrangement, divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect our business, results of operations, and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Arrangement, then that injunction may delay or prevent the Arrangement from being completed, which may exacerbate the other risks described herein and adversely affect our business, operating results, and financial condition.

The limitations on our ability to solicit or engage with third parties, together with the termination fee and expense reimbursement obligations in certain circumstances, may discourage competing proposals.

The Arrangement Agreement limits our ability to solicit additional acquisition proposals from third parties, subject to the fiduciary-out provisions. In addition, if the Arrangement Agreement is terminated in certain circumstances, we may be required to pay a termination fee to (or as directed by) Parent and/or reimburse Parent for certain expenses. These provisions could discourage third parties from making competing proposals, including proposals that could be more favorable to our shareholders than the Arrangement, or could deter us from supporting or entering into an alternative transaction.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Page	27

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K of the Exchange Act).

Item 6. Exhibits

See Exhibit Index.

Page	28

EXHIBIT INDEX

Exhibit No.	Description

2.1#

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

10.1

Form of Voting Agreement by and between Purchaser and the director and executive officer signatories thereto, each dated as of December 14, 2025 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2025)

10.2

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

#  Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Quipt hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC; provided, however, that Quipt may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for any schedules so furnished.

+ Certain information contained in this exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2026

QUIPT HOME MEDICAL CORP.

By:	/s/ Gregory Crawford
Name:	Gregory Crawford
Title:	President, Chief Executive Officer, and Chairman of the Board of Directors
(Principal Executive Officer)

By:	/s/ Hardik Mehta
Name:	Hardik Mehta
Title:	Chief Financial Officer
(Principal Financial Officer)